Form 10-K/A
period 2020-12-31
Empower Ltd.
filed 2021-05-19
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

•

“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the Company adopted prior to the consummation of the Initial Public Offering;

•	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“directors” are to our directors;

•

“forward purchase agreement” is to the agreement providing for the sale of forward purchase units to the forward purchase investors in a private placement that will close substantially concurrently with the closing of our initial business combination, subject to approval at such time by the MidOcean investment committee;

•	“forward purchase investors” are Empower Funding and any assignees of Empower Funding under Empower Funding’s forward purchase agreement;

•	“forward purchase securities” are to the forward purchase shares and forward purchase warrants;

•	“forward purchase shares” are to the Class A ordinary shares included in the forward purchase units;

•	“forward purchase units” are to the units to be issued to the forward purchase investors pursuant to the forward purchase agreement;

•	“forward purchase warrants” are to the warrants to purchase our Class A ordinary shares included in the forward purchase units;

•	“Founders” are to Matthew Rubel and Graham Clempson;

•

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

•	“management” or our “management team” are to our executive officers and directors;

•	“MidOcean” are to MidOcean Partners, an affiliate of our sponsor;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•

“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the Initial Public Offering and upon conversion of working capital loans, if any;

•	“public shares” are to our Class A ordinary shares sold as part of the units the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market);

•

“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” are to Empower Sponsor Holdings LLC, a Delaware limited liability company; and

•	“we,” “us,” “our,” “company” or “our company” are to Empower Ltd., a Cayman Islands exempted company.

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

EXPLANATORY NOTE

Empower Ltd. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 8, 2021, or the Original Filing, to restate our financial statements as of and for the year ended December 31, 2020. We are also restating the financial statement as of October 9, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) and the forward purchase agreement as equity instruments. Upon further consideration of the rules and recent SEC guidance, management of the Company concluded that the Warrants and the forward purchase agreement are precluded from equity classification. As a result, the Warrants and the forward purchase agreement should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 17, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s audit committee concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants and the forward purchase agreement as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on October 16, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the Company’s disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Annual Report.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 8, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the proceeds of the forward purchase units being available to us;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

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

•

How brands are built and what is expected of them is changing: traditional notions of branding and status have evolved to include purpose and a sense of community, the use of business as a powerful force for good, and sustainability.

•	Products, services and experiences are being evolved and co-created in a manner requiring dramatic shifts in businesses’ approaches to innovation and development.

•

The consumer journey is more multi-faceted than ever: speed, agility and relentless focus, paired with exceptional products, services, experiences, innovation and branding are necessary to drive customer acquisition, assessment, engagement, purchase intent and, ultimately, retention.

•	Channels, traffic patterns and go-to-market options have evolved to address an increasingly mobile and channel-agnostic consumer.

•

Digital acumen is a requirement for success: acceleration of digital engagement will create a path for more intimate connections with consumers, communities and the ability to provide both personalization and convenience.

•	The shift towards healthy, active and sustainable lifestyles is permanent: a holistic approach to health, wellness and hygiene will continue to garner greater share of the consumer wallet.

•

Operational excellence is a strategic weapon: agility to shift supply chains and operational execution will be enabled via a well-organized infrastructure that matches consumer demand requirements and functions in lockstep with the front-end of the business. Infrastructure and an ability to execute flawlessly are critical tools.

•	“Global” now also means “local”: the ability to support market localization, from consumer engagement to supply chain, is an opportunity across all categories.

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

•

Strong core business with a competitive market position: We will seek targets that have leading market share, demonstrated competitive advantages, and well-established barriers to entry. The target business should have characteristics that are difficult to replicate, have multiple opportunities for growth and operate in markets with strong fundamentals.

•

Attractive financial profile: We will seek to acquire a business that has a demonstrated history of strong financial performance coupled with multiple vectors for continued future growth and strong operating margins that result in stable and sustainable free cash flow generation.

•

Proven management team: We intend to acquire a business with an experienced management team with a proven track record of driving growth, enhancing profitability and implementing sound strategic decisions. We want to partner with a company that can benefit from our experience and long history of investing in successful companies.

•	Strong corporate culture: We seek to partner with a company that has cultivated a robust corporate culture, is mission-driven with a distinct purpose and is committed to a defined set of core values.

•

Opportunity for operational improvement: We believe that a key driver of value creation will be the accurate identification of areas to strengthen operations and enhance execution, and we intend to identify candidates that will benefit from our knowledge, capabilities and expertise.

•

Platform for organic and potentially inorganic growth: We believe that we can utilize our expertise and extensive networks to source proprietary business or acquisition opportunities to accelerate the growth trajectory of a target business.

•

Will benefit from being a public company: We will seek management and shareholders who aspire to have their company become a public entity in order to have broader access to debt and equity capital, liquidity and incentives for employees, a currency for potential acquisitions and expanded brand and growth initiative.

•

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

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

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

•

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

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	Our security holders are not entitled to protections normally afforded to investors of many other blank check companies.

•

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

•

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

•

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

•

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

•

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

•

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

•

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

•

Warrants and the forward purchase agreement are accounted for as liabilities and the changes in value of our Warrants and forward purchase agreement could have a material effect on our financial results.

•

Potential for litigation or other disputes may arise from the restatement our financial statements and identification of a material weakness in our internal controls over financial reporting and the preparation of our financial statements.

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

Our warrants and the forward purchase agreement are accounted for as liabilities and the changes in value of our warrants and the forward purchase agreement could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public warrants, our private placement warrants and the forward purchase agreement, and determined to classify the warrants and the forward purchase agreement as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our warrants and the forward purchase agreement. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations in the period of change. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants and forward purchase agreement each reporting period until exercised and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “—Our warrants and the forward purchase agreement are accounted for as liabilities and the changes in value of our warrants and the forward purchase agreement could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken certain actions and continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our proposed initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from August 19, 2020 (inception) through December 31, 2020. See section entitled “—Our warrants and the forward purchase agreement are accounted for as liabilities and the changes in value of our warrants and the forward purchase agreement could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants and forward purchase agreement, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

•

may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

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

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

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

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•

restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants and the forward purchase agreement as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants and the forward purchase agreement. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and the forward purchase agreement as liabilities at their fair value and adjust the warrant instrument and the forward purchase agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from August 19, 2020 (inception) through December 31, 2020, we had a net loss of $4,443,894, which consisted of formation and operating costs of $273,915, change in fair value of warrant liability of $1,690,000, loss on forward purchase agreement liability of $2,050,000, and transaction costs of $482,885, which are offset by interest earned on marketable securities held in the trust account of $49,118 and an unrealized gain on marketable securities held in the trust account of $3,788.

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

For the period from August 19, 2020 (inception) through December 31, 2020, cash used in operating activities was $474,208. Net loss of $4,443,894 was impacted by formation expenses paid by the sponsor of $5,000, interest earned on marketable securities held in the trust account of $49,118, an unrealized gain on marketable securities of $3,788, change in fair value of warrant liability of $1,690,000, loss on forward purchase agreement liability of $2,050,000 and transaction costs of $482,885. Changes in operating assets and liabilities used $205,293 of cash from operating activities.

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

Warrant and Forward Purchase Agreement Liabilities

We account for the Warrants and the forward purchase agreement in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants and the forward purchase agreement do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants and the forward purchase agreement as liabilities at their fair value and adjust the Warrants and the forward purchase agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Modified Black Scholes Option Pricing Model. For periods where no observable traded price was available, the Public Warrants are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the forward purchase agreement has been estimated using an adjusted net assets method.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants and the forward purchase agreement as described in the Explanatory Note to this Amendment, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and the forward purchase agreement and concluded that our previously issued financial statements as of and for the period ended December 31, 2020 and as of October 9, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering and the forward purchase agreement, as described in Note 2 to the Notes to our Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles and we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	establishing, supervising and reviewing policies for audit partner rotation in compliance with applicable laws and regulations;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•

the appointment, compensation, retention, replacement and oversight of the work of any independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of this offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of this offering; and

•

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

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

•	duty to exercise independent judgment.

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

•

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

•	Our sponsor subscribed for founder shares prior to the date of our Initial Public Offering and purchased private placement warrants at the time of the Initial Public Offering.

•	We entered into a forward purchase agreement with Empower Funding, which is an affiliate of our sponsor, at the time of the Initial Public Offering.

•

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

•

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares and Class B ordinary shares as of March 1, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Amendment No. 1 to the Annual Report on Form 10-K.

3.1(1)	Amended and Restated Memorandum and Articles of Association.

4.1(1)	Warrant Agreement, dated October 6, 2020, between the Company and Continental Stock Transfer & Trust Company as warrant agent.

4.2(2)	Specimen Class A Ordinary Share Certificate.

4.3(2)	Specimen Warrant Certificate.

4.4(2)	Specimen Unit Certificate (filed as Exhibit 4.1 to the Form S-1 (File No. 333-248899), filed with the SEC on September 18, 2020).

4.5***	Description of Securities Registered under Section 12 of the Exchange Act

10.1(1)	Investment Management Trust Account Agreement, dated October 6, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.2(1)	Registration and Shareholder Rights Agreement, dated October 6, 2020, between the Company and Empower Sponsor Holdings LLC.

10.3(1)	Private Placement Warrants Purchase Agreement, dated October 6, 2020, between the Company and Empower Sponsor Holdings LLC.

10.4(1)	Letter Agreement, dated October 6, 2020, among the Company, Empower Sponsor Holdings LLC and each of the officers and directors of the Company.

10.5(1)	Forward Purchase Agreement, dated October 6, 2020, between the Company and Empower Funding LLC.

10.6(2)	Securities Subscription Agreement, dated as of August 21, 2020, between the Company and Empower Sponsor Holdings LLC

10.7***	Indemnity Agreement, dated October 9, 2020, between the Company and Matthew Rubel.

10.8***	Indemnity Agreement, dated October 9, 2020, between the Company and Andrew Spring.

10.9***	Indemnity Agreement, dated October 9, 2020, between the Company and Beth Kaplan.

10.10***	Indemnity Agreement, dated October 9, 2020, between the Company and Gina Bianchini.

10.11***	Indemnity Agreement, dated October 9, 2020, between the Company and Graham Clempson.

10.12***	Indemnity Agreement, dated October 9, 2020, between the Company and Jeffrey Jones.

10.13***	Indemnity Agreement, dated October 9, 2020, between the Company and Krishnan Anand.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Current Report on Form 8-K filed on October 13, 2020.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-248899), filed with the SEC on September 18, 2020.
*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPOWER LTD.

Date: May 18, 2021	By:	/s/ Matthew Rubel
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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 19, 2020 (inception) through December 31, 2020, have been restated.

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

Houston, Texas

March 5, 2021 except for the effects of the restatement discussed in Note 2, and the subsequent event discussed in Note 11 as to which the day is May 18, 2021

EMPOWER LTD.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$1,080,629
Prepaid expenses	379,166

Total Current Assets	1,459,795

Cash and marketable securities held in trust account	250,052,906

Total Assets	$251,512,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accrued expenses	$173,873
Warrant liability	15,090,000
Forward purchase agreement liability	2,050,000
Deferred underwriting fee payable	8,750,000

Total Liabilities	26,063,873

Commitments

Class A ordinary shares subject to possible redemption, 22,040,218 shares at redemption value	220,448,820

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,959,782 shares issued and outstanding (excluding 22,040,218 shares subject to possible redemption)	296
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	9,442,981
Accumulated deficit	(4,443,894)

Total Shareholders’ Equity	5,000,008

Total Liabilities and Shareholders’ Equity	$251,512,701

The accompanying notes are an integral part of the financial statements.

EMPOWER LTD.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 19, 2020 (INCEPTION) THROUGH

DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$273,915

Loss from operations	(273,915)

Other income (expenses):
Interest earned on marketable securities held in trust account	49,118
Unrealized gain on marketable securities held in trust account	3,788
Change in fair value of warrant liability	(1,690,000)
Change in fair value of forward purchase agreement liability	(2,050,000)
Transaction costs	(482,885)

Other expenses, net	(4,169,979)

Net loss	$(4,443,894)

Weighted average common stock subject to possible redemption	22,435,483

Basic and diluted net loss per common stock subject to possible redemption	0.00

Weighted average shares outstanding, basic and diluted (1)	7,850,413

Basic and diluted net loss per ordinary share (2)	$(0.58)

The accompanying notes are an integral part of the financial statements.

EMPOWER LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 19, 2020 (INCEPTION) THROUGH

DECEMBER 31, 2020 (As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – August 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to sponsor(1)	—	—	7,187,500	719	24,281	—	25,000

Sale of 25,000,000 units, net of underwriting discounts and offering costs	25,000,000	2,500	—	—	227,765,222	—	227,767,722

Sale of 4,666,667 private placement warrants (proceeds received in excess of fair value)	—	—	—	—	2,100,000	—	2,100,000

Forfeiture of founder shares	—	—	(937,500)	(94)	94	—	—

Class A ordinary shares subject to possible redemption	(22,040,218)	(2,204)	—	—	(220,446,616)	—	(220,448,820)

Net loss	—	—	—	—	—	(4,443,894)	(4,443,894)

Balance – December 31, 2020	2,959,782	$296	6,250,000	$625	$9,442,981	$(4,443,894)	$5,000,008

The accompanying notes are an integral part of the financial statements.

EMPOWER LTD.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 19, 2020 (INCEPTION) THROUGH

DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(4,443,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in trust account	(49,118)
Unrealized gain on marketable securities held in trust account	(3,788)
Change in fair value of warrant liability	1,690,000
Change in fair value of forward purchase agreement liability	2,050,000
Transaction costs	482,885
Changes in operating assets and liabilities:
Prepaid expenses	(379,166)
Accrued expenses	173,873

Net cash used in operating activities	(474,208)

Cash Flows from Investing Activities:
Investment of cash in trust account	(250,000,000)

Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of private placement warrants	7,000,000
Proceeds from promissory note – related party	150,295
Repayment of promissory note – related party	(150,295)
Payment of offering costs	(445,163)

Net cash provided by financing activities	251,554,837

Net Change in Cash	1,080,629
Cash – Beginning	—

Cash – Ending	$1,080,629

Non-Cash Investing and Financing Activities:
Offering costs paid by sponsor in exchange for the issuance of Class B ordinary shares	20,000

Initial classification of Class A ordinary shares subject to possible redemption	$224,354,830

Change in value of Class A ordinary shares subject to possible redemption	$(3,906,010)

Deferred underwriting fee payable	$8,750,000

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

The registration statement for the Company’s Initial Public Offering became effective on October 6, 2020. On October 9, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units sold, the “public shares”), at $10.00 per unit, generating gross proceeds of $250,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant in a private placement to Empower Sponsor Holdings LLC (the “sponsor”), generating gross proceeds of $7,000,000, which is described in Note 5.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of an initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the trust account (initially $10.00 per share), calculated as of two business days prior to the completion of an initial business combination, including any pro rata interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants.

If the Company seeks shareholder approval in connection with an initial business combination, it receives an ordinary resolution under Cayman Islands law approving an initial business combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing an initial business combination. If the Company seeks shareholder approval in connection with an initial business combination, the sponsor has agreed to vote its founder shares (as defined in Note 6) and any public shares purchased in or after the Initial Public Offering in favor of approving an initial business combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve an initial business combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its public shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed an initial business combination.

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

The sponsor has agreed to waive its liquidation rights with respect to the founder shares if the Company fails to complete an initial business combination within the Combination Period. However, if the sponsor acquires public shares in or after the Initial Public Offering, such public shares will be entitled to liquidating distributions from the trust account if the Company fails to complete an initial business combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the trust account in the event the Company does not complete an initial business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering and the FPA (as defined in Note 7) as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on

Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants and the FPA under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants and the FPA are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants and the FPA as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants and the FPA at the end of each reporting period as well as re-evaluate the treatment of the Warrants and the FPA and recognize changes in the fair value of each from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, revenue, operating expenses, cash flows or cash.

The following table summarizes the effect of the restatement on each financial statement line item impacted by the restatement and on the number of Class A ordinary shares subject to redemption.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 9, 2020
Warrant liability	—	13,400,000	13,400,000
Forward purchase agreement liability	—	50,000	50,000
Total Liabilities	$8,755,508	$13,450,000	$22,205,508
Class A Ordinary Shares Subject to Possible Redemption	237,804,830	(13,450,000)	224,354,830
Class A Ordinary Shares	122	134	256
Additional Paid-in Capital	5,004,166	532,751	5,536,917
Accumulated Deficit	(5,003)	(532,885)	(537,888)
Total Shareholders’ Equity	5,000,004	—	5,000,004

Number of Class A ordinary shares subject to redemption	23,780,483	(1,345,000)	22,435,483
Balance sheet as of December 31, 2020
Warrant liability	—	15,090,000	15,090,000
Forward purchase agreement liability	—	2,050,000	2,050,000
Total Liabilities	$8,923,873	$17,140,000	$26,063,873
Ordinary Shares Subject to Possible Redemption	237,588,818	(17,139,998)	220,448,820
Class A Ordinary Shares	125	171	296
Additional Paid-in Capital	5,220,269	4,222,712	9,442,981
Accumulated Deficit	(221,009)	(4,222,885)	(4,443,894)
Shareholders’ Equity	5,000,010	(2)	5,000,008

Number of Class A ordinary shares subject to redemption	23,753,855	(1,713,637)	22,040,218

	As Previously Reported	Adjustments	As Restated
Statement of Operations
Period from August 19, 2020 (inception) to December 31, 2020
Net loss	$(221,009)	$(4,222,885)	$(4,443,894)
Weighted average shares subject to possible redemption	23,780,483	(1,740,265)	22,040,218
Weighted average shares outstanding of basic and diluted shares	7,011,052	839,361	7,850,413
Basic and diluted net loss per ordinary share	(0.04)		(0.58)

Cash Flow Statement for the Period from August 19, 2020 (inception) to December 31, 2020
Net loss	$(221,009)	$(4,222,885)	$(4,443,894)
Change in warrant liability	—	3,740,000	3,740,000
Allocation of initial public offering costs	—	482,885	482,885
Initial classification of warrant liability	—	13,450,000	13,450,000
Initial classification of common stock subject to possible redemption	237,804,830	(13,450,000)	224,354,830
Change in value of common stock subject to possible redemption	(216,012)	(3,690,000)	(3,906,012)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and the FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and the FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and the FPA are indexed to the Company’s own ordinary shares and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and the FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and the FPA that do not meet all the criteria for equity classification, liability-classified warrants and the FPA are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants and the FPA are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and the FPA do not meet the criteria for equity classification and must be required as liabilities. At December 31, 2020, the fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. The fair value of the FPA has been estimated using an adjusted net assets method (see Note 10).

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 13,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share of common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Year ended December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption Interest earned on marketable securities held in Trust Account	$46,642
Less: Income taxes and franchise fees	—
Net income allocable to shares subject to possible redemption	$46,642
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	22,435,483
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,443,894)
Net loss allocable to Common stock subject to possible redemption	46,642

Non-Redeemable Net Loss Denominator: Weighted Average Non-Redeemable Common Stock	$(4,490,536)

Basic and weighted average shares outstanding	7,850,413

Basic and diluted net loss per share	$(0.58)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 units, at a purchase price of $10.00 per unit. Each unit consists of one Class A ordinary share and one-third of one redeemable warrant (“public warrant”). Each whole public warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the sponsor purchased an aggregate of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant, for an aggregate purchase price of $7,000,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the private placement warrants were added to the net proceeds from the Initial Public Offering held in the trust account. If the Company does not complete an initial business combination within the Combination Period, the proceeds from the sale of the private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the “FPA”) pursuant to which Empower Funding LLC (“Empower Funding”), a newly formed Delaware limited liability company which has received commitments from one or more funds affiliated with MidOcean Partners (“MidOcean”), and is an affiliate of the sponsor, will purchase an aggregate of up to 5,000,000 forward purchase units, consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share for $10.00 per unit, or up to $50,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of an initial business combination, subject to approval at such time by the MidOcean investment committee. The allocation of the forward purchase securities among the ultimate MidOcean funds that will be funding the forward purchase will be determined by MidOcean, in its sole discretion, at the time of an initial business combination. If the sale of the forward purchase units fails to close, for any reason, the Company may lack sufficient funds to consummate an initial business combination. The forward purchase shares and forward purchase warrants will be identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, except that they will be subject to certain registration rights.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 2,959,782 Class A ordinary shares issued and outstanding, excluding 22,040,218 Class A ordinary shares subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

•	in whole and not in part;

•	at a price of $0.01 per public warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•

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

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares; and

•

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in trust account	1	$250,052,906
Liabilities:
Warrant liability – public warrants	1	9,583,333
Warrant liability – private placement warrants	3	5,506,667
Forward purchase agreement liability	3	2,050,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Public Warrants were valued at the initial measurement date using a Monte Carlo simulation model, and the Private Placement Warrants were valued at all dates using a Modified Black Scholes model, both of which are considered to be a Level 3 fair value measurement. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the public warrants was used as the fair value on the relevant date.

Under each of the Modified Black Scholes model and the Monte Carlo simulation model, the primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of the subsequent valuation date was implied from the volatility of Company’s public warrants.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 19, 2020	$—	$—	$—
Initial measurement on October 9, 2020	4,900,000	8,500,000	13,400,000
Change in valuation inputs or other assumptions	606,667	1,083,333	1,690,000

Fair value as of December 31, 2020	$5,506,667	$9,583,333	$15,090,000

The liability for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50 million pursuant to the FPA is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $50 million fixed commitment is recorded on the financial statements. The primary unobservable input utilized in determining the fair value of the FPAs is the continuous risk free rate commensurate with the remaining term to the initial business combination.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value, October 6, 2020	$50,000
Recognized loss on change in fair value (1)	2,000,000

Fair value, December 31, 2020	$2,050,000

(1)	Represents the non-cash loss on change in valuation of the FPA liability and is included in Recognized loss on change in fair value of FPA liability on the statement of operations.

The key inputs into the models for the Private Placement Warrants, Public Warrants and FPA at initial measurement and for the Private Placement Warrants and FPA at December 31, 2020 were as follows:

Input	October 9, 2020	December 31, 2020
Risk-free interest rate	0.45%	0.51%
Trading days per year	252	252
Expected volatility	17.5%	16.5%
Exercise price	$11.50	$11.50
Stock price	$9.54	$10.01

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.