Form 10-Q
period 2021-03-31
Empower Ltd.
filed 2021-05-19
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

(212) 497-1400

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 18, 2021, there were 25,000,000 Class A ordinary shares, $0.0001 par value per share, and 6,250,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

EMPOWER LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMPOWER LTD.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	Restated
ASSETS
Current Assets
Cash	$1,026,938	$1,080,629
Prepaid expenses	319,334	379,166

Total Current Assets	1,346,272	1,459,795
Cash and marketable securities held in trust account	250,109,441	250,052,906

Total Assets	$251,455,713	$251,512,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities—accrued expenses	$2,997,706	$173,873
Warrant liability	15,526,667	15,090,000
Forward purchase agreement liability	1,750,000	2,050,000
Deferred underwriting fee payable	8,750,000	8,750,000

Total Liabilities	29,024,373	26,063,873

Commitments
Class A ordinary shares subject to possible redemption, 21,733,619 and 22,040,218 shares, respectively, at redemption value	217,431,332	220,448,820
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,266,381 and 2,959,782 shares issued and outstanding, respectively (excluding 21,733,619 and 22,040,218 shares, respectively, subject to possible redemption)	$327	$296
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	12,460,438	9,442,981
Accumulated deficit	(7,461,382)	(4,443,894)

Total Shareholders’ Equity	5,000,008	$5,000,008

Total Liabilities and Shareholders’ Equity	$251,455,713	$251,512,701

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWER LTD.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three months ended March 31, 2021
Formation and operating costs	$2,937,356

Loss from operations	(2,937,356)
Other income (expenses):
Interest earned on marketable securities held in trust account	52,169
Unrealized gain on marketable securities held in trust account	4,366
Change in fair value of warrant liability	(436,667)
Change in fair value of forward purchase agreement liability	300,000

(80,312)

Net loss	$(3,017,488)

Weighted average common stock subject to possible redemption	22,040,218

Basic and diluted net loss per common stock subject to possible redemption	—

Weighted average shares outstanding, basic and diluted (1)	9,209,782

Basic and diluted net loss per ordinary share (2)	$(0.33)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWER LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020 (Restated)	2,959,782	$296	6,250,000	$625	$9,442,981	$(4,443,894)	$5,000,008
Class A ordinary shares subject to possible redemption	306,599	31	—	—	3,017,457	—	3,017,488
Net loss	—	—	—	—	—	(3,017,488)	(3,017,488)

Balance – March 31, 2021	3,266,381	$327	6,250,000	$625	$12,460,438	$(7,461,382)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWER LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(3,017,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(52,169)
Unrealized gain on marketable securities held in trust account	(4,366)
Change in fair value of warrant liability	436,667
Change in fair value of forward purchase agreement liability	(300,000)
Changes in operating assets and liabilities:
Prepaid expenses	59,832
Accrued expenses	2,823,833

Net cash used in operating activities	$(53,691)

Net Change in Cash	(53,691)
Cash – Beginning	1,080,629

Cash – Ending	$1,026,938

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(3,017,488)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 19, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and looking for a business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. On March 11, 2021, the Company entered into an Agreement and Plan of Merger with Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. as further described in Note 8.

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

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Going Concern

At March 31, 2021, the Company had $1,026,938 in cash and a working capital deficit of $1,651,434. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. While we expect these expenses to be paid in connection with the Business Combination described in Note 8, there is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, respectively, substantially all of the assets held in the trust account were held in U.S. Treasury Bills.

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

Warrant and Forward Purchase Agreement Liabilities

The Company accounts for the public warrants (as defined in Note 3), the private placement warrants (as defined in Note 4) (collectively, the “Warrants”) and the FPA (as defined in Note 6) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and the FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and the FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and the FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants and the FPA are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants and the FPA are recognized as a non-cash gain or loss on the statements of operations.

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

We account for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and the FPA do not meet the criteria for equity classification and must be recorded as liabilities. At March 31, 2021 and December 31, 2020, the fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued at both dates using a Modified Black Scholes Option Pricing Model. The fair value of the FPA at each date has been estimated using an adjusted net assets method (see Note 9).

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 13,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

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

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Three months March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$49,146
Less: Income taxes and franchise fees	(—)

Net income allocable to shares subject to possible redemption	$49,146

Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	22,040,218

Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(3,017.488)
Net loss allocable to Common stock subject to possible redemption	49,146

Non-Redeemable Net Loss	$(3,066,634)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	9,2029,782

Basic and diluted net loss per share	$(0.33)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

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

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the sponsor purchased an aggregate of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant, for an aggregate purchase price of $7,000,000. Each private placement warrant (“private placement warrant”) is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the private placement warrants were added to the net proceeds from the Initial Public Offering held in the trust account. If the Company does not complete an initial business combination within the Combination Period, the proceeds from the sale of the private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

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

On March 11, 2021, the Company, sponsor and Holley Stockholder entered into the Sponsor Agreement, whereby the sponsor has agreed to (i) waive certain of its anti-dilution and conversion rights with respect to the founder shares and (ii) an earn-out in respect of the Earn-Out Shares. For more information, see the description of the Sponsor Agreement in Note 8 below.

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

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

PIPE Financing

MidOean Partners V, LP, an affiliate of the sponsor, is a PIPE Investor (as defined in Note 8 below), whereby MidOcean Partners V, LP agreed to purchase 1,9500,000 shares of Domesticated Company Common Stock (as defined in Note 8 below) at a per share price of $10.00. With the consent of the Company, MidOcean Partners V, LP assigned 50,000 shares under its Subscription Agreement to a new PIPE Investor (as defined in Note 8 below) on March 17, 2021; provided that MidOcean Partners V, LP agreed to remain responsible for such assigned amount should the assignee fail to fund in accordance with its PIPE Subscription Agreement that the assignee entered into concurrently with the assignment. The Subscription Agreement entered into by the assignee was on terms identical to other PIPE Investors.

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

Pursuant to the FPA (as defined below), as amended and restated on March 11, 2021 (the “A&R FPA”), the Company agreed that it will use its commercially reasonable efforts to (i) within 30 days after the closing of the an initial business combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase investors’ forward purchase shares, (B) the Class A ordinary shares issuable upon exercise of the forward purchase investors’ forward purchase warrants and (C) any other Class A ordinary shares acquired by the forward purchase investors, including any acquisitions after the Company completes an initial business combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of an initial business combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which a forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the A&R FPA. The Company will bear the cost of registering these securities.

The PIPE Investors have certain customary registration rights pursuant to the Subscription Agreements. In particular, the Company has committed to file for registration with the SEC such Domesticated Company Common Stock issued pursuant to the PIPE Subscription Agreement.

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

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the “FPA”), dated as of October 6, 2020, pursuant to which Empower Funding LLC (“Empower Funding”), a newly formed Delaware limited liability company which has received commitments from one or more funds affiliated with MidOcean Partners (“MidOcean”), and is an affiliate of the sponsor, will purchase an aggregate of up to 5,000,000 forward purchase units, consisting of one Class A ordinary share and one-third of one warrant to purchase one Class A ordinary share for $10.00 per unit, or up to $50,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of an initial business combination, subject to approval at such time by the MidOcean investment committee. Concurrent with the execution of the Merger Agreement, the Company amended and restated the FPA (the “A&R FPA”), whereby the parties agreed to remove the requirement that the MidOcean investment committee approve the initial business combination. The allocation of the forward purchase securities among the ultimate MidOcean funds that will be funding the forward purchase will be determined by MidOcean, in its sole discretion, at the time of an initial business combination. If the sale of the forward purchase units fails to close, for any reason, the Company may lack sufficient funds to consummate an initial business combination. The forward purchase shares and forward purchase warrants will be identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, except that they will be subject to certain registration rights.

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At each of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 3,266,381 Class A ordinary shares issued and outstanding, excluding 21,733,619 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were 2,959,782 Class A ordinary shares issued and outstanding, excluding 22,040,218 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At each of March 31, 2021 and December 31, 2020, there were 6,250,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. PROPOSED BUSINESS COMBINATION

On March 11, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Empower Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub I”), Empower Merger Sub II LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub II”), and Holley Intermediate Holdings, Inc., a Delaware corporation (“Holley”). The transactions set forth in the Merger Agreement, including the Merger, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.

The Merger Agreement provides for, among other things, the following transactions: (i) the Company will change its jurisdiction of incorporation by transferring by way of continuation from the Cayman Islands and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), and, in connection with the Domestication, (A) each outstanding Class A ordinary share will convert automatically into a share of common stock, par value $0.0001 per share (the “Domesticated Company Common Stock”) and (B) each outstanding Class B ordinary share will convert automatically into one share of Domesticated Company Common Stock; and (ii) following the Domestication, (A) Merger Sub I will merge with and into Holley, with Holley surviving as a wholly owned subsidiary of the Company (“Merger I”), (B) immediately following Merger I, Holley will merge with and into Merger Sub II, with Merger Sub II surviving as a limited liability company and a wholly owned subsidiary of the Company (“Merger II” and, together with Merger I, the “Mergers”).

Subject to certain adjustments as set forth in the Merger Agreement, in consideration of Merger I, the sole stockholder of Holley, Holley Parent Holdings, LLC, a Delaware limited liability company (“Holley Stockholder”), will receive cash consideration in an amount of up to $387.5 million and at least $577.5 million of stock consideration, consisting of 57.75 million newly issued shares of Domesticated Company Common Stock, with a deemed value of $10.00 per share solely for purposes of determining the aggregate number of shares payable to the Holley Stockholder.

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, formation and authority, (b) capital structure, (c) authorization to enter into the Merger Agreement, (d) licenses and permits, (e) taxes, (f) financial statements, (g) real property, (h) material contracts, (i) title to assets, (j) absence of changes, (k) employee matters, (l) compliance with laws, (m) litigation, (n) transactions with affiliates and (o) regulatory matters. The representations and warranties of the parties do not survive the consummation of the Business Combination.

Consummation of the transactions contemplated by the Merger Agreement is generally subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including, among others: (i) approval by the Company’s shareholders of certain proposals set forth in the Registration Statement / Proxy Statement; (ii) approval by the Holley Stockholder; (iii) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (iv) the waiting period applicable to the Mergers under HSR, having expired (or early termination having been granted); (v) the shares of the Domesticated Company Common Stock and Domesticated Company Public Warrants to be issued in connection with the Mergers and the consummation of the Business Combination shall have been approved for listing on NYSE; and (vi) the Company having at least $5,000,001 in net tangible assets. Holley has a separate closing condition that the amount in the Company’s trust account, (calculated net of any stockholder redemptions), plus the proceeds from the purchase of securities under the A&R FPA and the proceeds from the PIPE Financing, equals or exceeds $350 million.

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Concurrent with the execution of the Merger Agreement, the Company entered into that certain Sponsor Agreement (the “Sponsor Agreement”) with Empower Sponsor Holdings LLC, a Delaware limited liability company (the “Sponsor”), and the Holley Stockholder whereby the Sponsor has agreed to (i) waive certain of its anti-dilution and conversion rights with respect to the issued and outstanding Class B ordinary shares of the Company (the “founder shares”) and (ii) an earn-out in respect of 2,187,500 founder shares (the “Earn-Out Shares”) vesting in two equal tranches. 1,093,750 of the Earn-Out Shares will vest if (x) the closing price of the Domesticated Company Common Stock equals or exceeds $13.00 per share for any twenty (20) trading days within any thirty-trading day period or (y) the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Domesticated Company Common Stock at a price per share equal to or exceeding $13.00 per share. The other 1,093,750 of Earn-Out Shares will be subject to the same conditions but will vest at a target price that equals or exceeds $15.00 per share. The Earn-Out Shares will be forfeited by the Sponsor if they fail to satisfy the above conditions within seven years after the consummation of the Business Combination.

Concurrent with the execution of the Merger Agreement, the Company amended and restated that certain FPA (the “A&R FPA”), whereby the parties have agreed to modify certain conditions thereto with respect to the review and approval rights of certain affiliates of Empower Funding. As described further in Note 6 pursuant to the A&R FPA, Empower Funding will purchase 5,000,000 units of the Company at a per unit price of $10.00 substantially concurrent with the consummation of the Business Combination. The obligations of Empower Funding under the A&R FPA are subject to the fulfillment of certain conditions therein, including the consummation of the Mergers.

Concurrent with the execution of the Merger Agreement, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors an aggregate of 24 million shares of Domesticated Company Common Stock, at a per share price of $10.00 for an aggregate purchase price of $240,000,000, concurrent with the consummation of the Business Combination, on the terms and subject to the conditions set forth therein (the “PIPE Financing”). The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Each Subscription Agreement provides that the Company will grant the PIPE Investors certain customary registration rights

NOTE 9. WARRANT LIABILITY

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

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at each of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Cash and marketable securities held in trust account	1	$250,109,441	$250,052,906
Liabilities:
Warrant liability – public warrants	1	9,833,333	9,583,333
Warrant liability – private placement warrants	3	5,693,334	5,506,667
Forward purchase agreement liability	3	1,750,000	2,050,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Public Warrants were valued at the closing price on the relevant date. The Private Placement Warrants were valued using a Modified Black Scholes model which is considered to be a Level 3 fair value measurement.

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

The key inputs into the models for the Private Placement Warrants at March 31, 2021 and December 31, 2020 were as follows:

EMPOWER LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$5,506,667	$9,583,333	$15,090,000
Change in valuation inputs or other assumptions	186,667	250,000	436,667

Fair value as of March 31, 2021	$5,693,334	$9,833,333	$15,526,667

The liability for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50 million pursuant to the FPA is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPA. The fair value of the common stock and warrants to be issued under the FPA are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $50 million fixed commitment is recorded on the financial statements. The primary unobservable input utilized in determining the fair value of the FPA is the continuous risk free rate commensurate with the remaining term to the initial business combination.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value, December 31, 2020	$2,0500,000
Recognized gain on change in fair value (1)	(300,000)

Fair value, March 31, 2021	$1,750,000

(1)	Represents the non-cash gain on change in valuation of the FPA liability and is included in Recognized gain on change in fair value of FPA liability on the statement of operations.

The key inputs into the models for the Private Placement Warrants and FPA at March 31, 2021 and December 31, 2020 were as follows:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.98%	0.51%
Trading days per year	252	252
Expected volatility	17.4%	16.5%
Exercise price	$11.50	$11.50
Stock Price	$9.98	$10.01

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Empower Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Empower Sponsor Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes related thereto which are included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, potential business combinations and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and are subject to risks and uncertainties. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including risks related to the impact of the COVID-19 global pandemic, including the actions of governments, businesses and individuals in response to the situation. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K/A filed with the SEC on May 18, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination

On March 11, 2021, the Company entered into an Agreement and Plan of Merger with Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc., as further described in this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, searching for a business combination and activities in connection with the proposed acquisition of Holley. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to continue to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the three months ended March 31, 2021, we had a net loss of $3,017,488, which consisted of formation and operating costs of $2,937,356, and a change in fair value of warrant liability of $436,667 which are offset by a gain on change in FPA liability of $300,000, interest earned on marketable securities held in the trust account of $52,169 and an unrealized gain on marketable securities held in the trust account of $4,366.

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

For the three months ended March 31, 2021, cash used in operating activities was $53,691. Net loss of $3,017,488 was impacted by interest earned on marketable securities held in the trust account of $52,169, an unrealized gain on marketable securities of $4,366, a change in the fair value of warrant liability of $436,667 and a gain the change in the fair value of the forward purchase agreement liability of $300,000. Changes in operating assets and liabilities provided $2,883,665 of cash from operating activities.

At March 31, 2021, we had cash and marketable securities held in the trust account of $250,109,441. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,026,938 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete our initial business combination.

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

In the event the merger with Holley does not close, we will need to raise additional capital through loans or additional investments from its sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern if a Business Combination is not consummated.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Concurrent with the execution of the Merger Agreement, the Company entered into Subscription Agreements with PIPE Investors pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors an aggregate of 24 million shares of Domesticated Company Common Stock, at a per share price of $10.00 for an aggregate purchase price of $240,000,000, concurrent with the consummation of the Business Combination, on the terms and subject to the conditions set forth therein. The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Each Subscription Agreement provides that the Company will grant the PIPE Investors certain customary registration rights.

Concurrent with the execution of the Merger Agreement, the Company amended and restated the FPA, whereby, among other things, Empower Funding will purchase 5,000,000 units of the Company at a per unit price of $10.00 concurrent with the consummation of the Business Combination. The allocation of the forward purchase securities among the ultimate MidOcean funds that will be funding the forward purchase will be determined by MidOcean, in its sole discretion, at the time of a Business Combination. If the sale of the forward purchase units fails to close, for any reason, the Company may lack sufficient funds to consummate a Business Combination. The forward purchase shares and forward purchase warrants underlying the units of the Company to be sold pursuant to the A&R FPA will be identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, except that they will be subject to certain registration rights.

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

Warrant and FPA Liabilities

We account for the Warrants and the FPA in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants and the forward purchase agreement do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants and the FPA as liabilities at their fair value and adjust the Warrants and the FPA to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants are valued using a Modified Black Scholes Option Pricing Model. For periods where no observable traded price was available, the Public Warrants are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the FPA has been estimated using an adjusted net assets method.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants and forward purchase agreement, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and the FPA and concluded that our previously issued financial statements as of and for the period ended December 31, 2020 and as of October 9, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our December 31, 2020 financial statements had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering and the FPA. In light of the restatement of our December 31, 2020 financial statements, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles and we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in amended annual report on Form 10-K/A filed with the SEC on May 17, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our form 10-K/A filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

10.1	Sponsor Agreement, dated as of March 11, 2021, by and among Empower Ltd., Empower Sponsor Holdings LLC, and Holley Parent Holdings, LLC (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

10.2	Amended and Restated Forward Purchase Agreement, dated as of March 11, 2021, by and between Empower Ltd. and Empower Funding LLC (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

10.3	Lock-up Agreement, dated as of March 11, 2021, by and between Empower Ltd. and Holley Parent Holdings, LLC (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

10.4	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Labels Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPOWER LTD.

Date: May 18, 2021		/s/ Matthew Rubel
	Name:	Matthew Rubel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2021		/s/ Andrew Spring
	Name:	Andrew Spring
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)