Form 10-Q
period 2021-06-30
Holley Inc.
filed 2021-08-12
CIK 1822928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39599

HOLLEY INC.
(Exact Name of Registrant as Specified in Its Charter)

001-39599
(Commission File Number)

Delaware	87-1727560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Russelville Road, Bowling Green, KY	42101
(Address of principal executive offices)	(Zip Code)
(270)
495-4801
(Registrant’s telephone number, including area code)
Empower LTD.
c/o MidOcean Partners
245 Park Avenue, 38th Floor
New York, NY 10167
(Former name or former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	HLLY	New York Stock Exchange
Warrants, each exercisable for one shareof common stok at an exercise price of $11.50 per share	HLLY WS	New York Stock Exchange
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 10, 2021, there were
117,993,139 shares of the Company’s common stock, $0.0001 par value per share, issued and outstanding.

HOLLEY INC. (F/K/A EMPOWER LTD.)
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$704,009	$1,080,629
Prepaid expenses	259,850	379,166

Total Current Assets	963,859	1,459,795
Cash and marketable securities held in trust account	250,112,265	250,052,906

Total Assets	$251,076,124	$251,512,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities—accrued expenses	$4,270,875	$173,873
Warrant liability	25,233,333	15,090,000
Forward purchase agreement liability	3,250,000	2,050,000
Deferred underwriting fee payable	8,750,000	8,750,000

Total Liabilities	41,504,208	26,063,873

Commitments
Class A ordinary shares subject to possible redemption, 20,448,008 and 22,040,218 shares, as of June 30, 2021 and December 31, 2020 respectively, at redemption value	204,571,908	220,448,820
Shareholders’ Equity
Preference shares, $ 0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,551,992 and 2,959,782 shares issued and outstanding, respectively (excluding 20,448,008 and 22,040,218 shares, respectively, subject to possible redemption)	$455	$296
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	25,319,734	9,442,981
Accumulated deficit	(20,320,806)	(4,443,894)

Total Shareholders’ Equity	5,000,008	$5,000,008

Total Liabilities and Shareholders’ Equity	$251,076,124	$251,512,701

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Formation and operating costs	$1,655,583	$4,592,939

Loss from operations	(1,655,583)	(4,592,939)

Other income (expense):
Interest earned on marketable securities held in trust account	7,191	59,360
Unrealized loss on marketable securities held in trust account	(4,366)	—
Change in fair value of warrant liability	(9,706,666)	(10,143,333)
Change in fair value of forward purchase agreement liability	(1,500,000)	(1,200,000)

Other expense, net	(11,203,841)	(11,283,973)

Net loss	$(12,859,424)	$(15,876,912)

Weighted average ordinary shares subject to possible redemption	21,733,619	21,886,072

Basic and diluted net income per ordinary shares subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding, basic and diluted	9,516,381	9,363,928

Basic and diluted net loss per ordinary share	$(1.35)	$(1.70)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — December 31, 2020	2,959,782	$296	6,250,000	$625	$9,442,981	$(4,443,894)	$5,000,008

Change in value of class A ordinary shares subject to possible redemption	306,599	31	—	—	3,017,457	—	3,017,488

Net loss	—	—	—	—	—	(3,017,488)	(3,017,488)

Balance – March 31, 2021	3,266,381	327	6,250,000	625	12,460,438	(7,461,382)	5,000,008

Change in value of Class A ordinary shares subject to possible redemption	1,285,611	128	—	—	12,859,296	—	12,859,424

Net loss	—	—	—	—	—	(12,859,424)	(12,859,424)

Balance – June 30, 2021	4,551,992	$455	6,250,000	$625	$25,319,734	$(20,320,806)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Six months ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(15,876,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(59,359)
Change in fair value of warrant liability	10,143,333
Change in fair value of forward purchase agreement liability	1,200,000
Changes in operating assets and liabilities:
Prepaid expenses	119,316
Accrued expenses	4,097,002

Net cash used in operating activities	$(376,620)

Net Change in Cash	(376,620)
Cash – Beginning	1,080,629

Cash – Ending	$704,009

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(15,876,912)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Holley Inc. (formerly known as Empower Ltd.) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 19, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”).
Business Combination
On July 16, 2021 (the “Closing Date”), Holley Inc., a Delaware corporation (formerly known as Empower Ltd.) (prior to the Closing Date, “Empower” and after the Closing Date, “Holley”) consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merg
e
r Agreement”), by and among Empower Ltd., a Cayman Islands exempted company, Empower Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of Empower (“Merger Sub I”), Empower Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Empower (“Merger Sub II”), and Holley Intermediate Holdings, Inc., a Delaware corporation (“Holley Intermediate”). In connection with the Closing, the registrant changed its name from Empower Ltd. to Holley Inc.
The Merger Agreement provided for, among other things, the following transactions: (i) Empower changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), and, in connection with the Domestication, (A) each outstanding Class A ordinary share, par value $0.0001, of Empower (“Empower Class A Share”) converted automatically into one share of common stock of Holley, par value $0.0001 per share (the “Common Stock”) and (B) each outstanding Class B ordinary share of Empower converted automatically into one share of Common Stock; and (ii) following the Domestication, (A) Merger Sub I merged with and into Holley Intermediate, with Holley Intermediate surviving as a wholly owned subsidiary of Empower (“Merger I”), (B) immediately following Merger I, Holley Intermediate merged with and into Merger Sub II, with Merger Sub II surviving as a limited liability company and a wholly owned subsidiary of Empower (“Merger II” and, together with Merger I, the “Mergers”). The transactions set forth in the Merger Agreement, including the Mergers, constituted a “Business Combination” as contemplated by Empower’s amended and restated memorandum and articles of association.
The material provisions of the Merger Agreement are described in Empower’s definitive proxy statement/prospectus filed with the Securities and Exchange Commission (the “SEC”) on June 24, 2021 (as amended, the “Proxy Statement/Prospectus”) in the section entitled “
Proposal No.1—The Business Combination Proposal—The Merger Agreement
” beginning on page 104.
Business prior to the Business Combination
All activity for the period from August 19, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below and looking for a business combination. On March 11, 2021, the Company entered into an Agreement and Plan of Merger with Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. as further described in Note 8.
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
Following the closing of the Initial Public Offering on October 9, 2020, an amount of $250,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the Initial Public Offering and the sale of the private placement warrants was placed in a trust account (the “trust account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the trust account to the Company’s shareholders.

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 or December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, substantially all of the assets held in the trust account were held in a money market fund and U.S. Treasury Bills, respectively.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
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

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

We account for the Warrants and FPA in accordance with ASC
815-40
under which the Warrants and the FPA do not meet the criteria for equity classification and must be recorded as liabilities. At June 30, 2021 and December 31, 2020, the fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued at both dates using a Modified Black Scholes Option Pricing Model. The fair value of the FPA at each date has been estimated using an adjusted net assets method (see Note 10).
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 13,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share, basic and diluted, for Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Ordinary shares subject to possible redemption outstanding since original issuance.
Net loss per share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
Non-redeemable
ordinary shares includes founder shares and
non-redeemable
shares of ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares participates in the income or loss on marketable securities based on non-redeemable
ordinary shares shares’ proportionate interest.

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned and unrealized loss on marketable securities held in Trust Account	$2,311	$48,551
Less: Income taxes and franchise fees	—	—

Net Income allocable to shares subject to redemption	$2,311	$48,551

Denominator: Weighted Average Ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	21,733,619	32,967,065

Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(12,859,424)	$(15,876,912)
Less: Net income allocable to Ordinary shares subject to possible redemption	(2,311)	(48,551)

Non-Redeemable Net Loss	$(12,861,735)	$(15,925,463)

Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding	9,516,381	9,363,928

Basic and diluted net loss per share	$(1.35)	$(1.70)
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

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

PIPE Financing
In connection with the execution of the Merger Agreement, Empower entered into the PIPE Subscription Agreements with the PIPE Investors to sell an additional 24,000,000 shares of Common Stock (at a price of $10.00 per share) at Closing, for a total aggregate purchase price of up to $240.0 million. Per the Merger Agreement, $100.0 million of the PIPE Financing proceeds were used for the Debt Paydown.
Empower entered into a PIPE Subscription Agreement with MidOcean Partners V, LP, an affiliate of the Sponsor, to purchase 1,950,000 shares of Domestication Common Stock in connection with the PIPE Investment for an aggregate purchase price of $19,500,000. The terms of the PIPE Subscription Agreement entered into with MidOcean Partners V, LP are the same as other PIPE Investors. With the consent of Empower, MidOcean Partners V, LP assigned (i) 50,000 shares under its PIPE Subscription Agreement to a new PIPE Investor on March 17, 2021, (ii) 100,000 shares under its PIPE Subscription Agreement to another new PIPE Investor on May 11, 2021, and (iii) 700,000 shares under its PIPE Subscription Agreement to certain new PIPE Investors on June 25, 2021.
Forward Purchase Agreement
The information contained in Note 8 below under the section entitled “Forward Purchase Agreement” is incorporated by reference herein.
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
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement. In connection with the closing of the Business Combination, the deferred fee was paid to the underwriters.
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
On July 9, 2021, the A&R FPA Investor entered into that certain Assignment and Assumption Agreement with MidOcean Partners V, L.P. and MidOcean Partners V Executive, L.P. (collectively, “New FPA Purchasers”) pursuant to which the A&R FPA Investor assigned 4,975,000 Empower Units to MidOcean Partners V, L.P. and 25,000 Empower Units to MidOcean Partners V Executive, L.P. Immediately prior to the Domestication, New FPA Purchasers were issued 5,000,000 Empower Units for an aggregate purchase price of $50,000,000 and, following the Domestication, such Empower Units were subsequently separated into shares of underlying Common Stock and warrants to acquire Common Stock.
Pursuant to the A&R FPA, Empower entered into an agreement to issue 5,000,000 Empower Units to the A&R FPA Investor, which was subsequently assigned to the New FPA Purchasers, and consummated concurrently with the Closing, for total proceeds for $50.0 million.

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At each of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 4,551,992 Class A ordinary shares issued and outstanding, excluding 20,448,008 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were 2,959,782 Class A ordinary shares issued and outstanding, excluding 22,040,218 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,250,000 Class B ordinary shares issued and outstanding.
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
NOTE 8. BUSINESS COMBINATION
On July 16, 2021 (the “Closing Date”), Holley Inc., a Delaware corporation (formerly known as Empower Ltd.) (prior to the Closing Date, “Empower” and after the Closing Date, “Holley”) consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., a Cayman Islands exempted company, Empower Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of Empower (“Merger Sub I”), Empower Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Empower (“Merger Sub II”), and Holley Intermediate Holdings, Inc., a Delaware corporation (“Holley Intermediate”). In connection with the Closing, the registrant changed its name from Empower Ltd. to Holley Inc.
The Merger Agreement provided for, among other things, the following transactions: (i) Empower changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), and, in connection with the Domestication, (A) each outstanding Class A ordinary share, par value $0.0001, of Empower (“Empower Class A Share”) converted automatically into one share of common stock of Holley, par value $0.0001 per share (the “Common Stock”) and (B) each outstanding Class B ordinary share of Empower converted automatically into one share of Common Stock; and (ii) following the Domestication, (A) Merger Sub I merged with and into Holley Intermediate, with Holley Intermediate surviving as a wholly owned subsidiary of Empower (“Merger I”), (B) immediately following Merger I, Holley Intermediate merged with and into Merger Sub II, with Merger Sub II surviving as a limited liability company and a wholly owned subsidiary of Empower (“Merger II” and, together with Merger I, the “Mergers”). The transactions set forth in the Merger Agreement, including the Mergers, constituted a “Business Combination” as contemplated by Empower’s amended and restated memorandum and articles of association.
The material provisions of the Merger Agreement are described in Empower’s definitive proxy statement/prospectus on Form
S-4
filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2021 (as amended, the “Proxy Statement/Prospectus”) in the section entitled “
Proposal No.1—The Business Combination Proposal—The Merger Agreement
” beginning on page 104, which is incorporated by reference herein.
The Business Combination will be accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Empower has been treated as the “acquired” company for financial reporting purposes. This determination was primarily based on current shareholders of Holley having a relative majority of the voting power of the Company, the operations of Holley prior to the acquisition comprising the only ongoing operations of the Company, and senior management of Holley comprising the majority of the senior management of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Holley with the acquisition being treated as the equivalent of Holley issuing stock for the net assets of Empower, accompanied by a recapitalization. The net assets of Empower have been stated at historical cost, with no goodwill or other intangible assets recorded.

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of an initial business combination, it will use its commercially reasonable efforts to file with the SEC a registration statement, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Redemption of Warrants When the Price per Class
 A Ordinary Share Equals or Exceeds $18.00
— Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

•	in whole and not in part;

•	at a price of $0.01 per public warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at each of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Cash and marketable securities held in trust account	1	$250,112,265	$250,052,906
Liabilities:
Warrant liability – public warrants	1	15,666,666	$9,583,333
Warrant liability – private placement warrants	3	9,566,667	$5,506,667
Forward purchase agreement liability	3	3,250,000	2,050,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
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

HOLLEY INC. (F/K/A EMPOWER LTD.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$5,506,667	$9,583,333	$15,090,000
Change in valuation inputs or other assumptions	186,667	250,000	436,667

Fair value as of March 31, 2021	5,693,334	9,833,333	15,526,667
Change in valuation inputs or other assumptions	3,873,333	5,833,333	9,706,666

Fair value as of June 30, 2021	$9,566,667	$15,666,666	$25,233,333

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
The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value, December 31, 2020	$2,050,000
Recognized gain on change in fair value (1)	(300,000)

Fair value, March 31, 2021	1,750,000
Recognized loss on change in fair value (1)	1,500,000

Fair value, June 30, 2021	$3,250,000

(1)	Represents the non-cash loss (gain) on change in valuation of the FPA liability and is included in change in fair value of FPA liability on the accompanying condensed statements of operations.
The key inputs into the models for the Private Placement Warrants at June 30, 2021, March 31, 2021 and December 31, 2020 were as follows:

Input	June 30, 2021	March 31, 2021	December 31, 2020
Risk-free interest rate	0.88%	0.98%	0.51%
Trading days per year	252	252	252
Expected volatility	27.2%	17.4%	16.5%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$10.01	$9.98	$10.01
NOTE 11. SUBSEQUENT EVENTS
On July 16, 2021, the Company completed the Business Combination pursuant to the Merger Agreement as described in Note 1.

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
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, the benefits of the Business Combination and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and are subject to risks and uncertainties. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including risks related to the impact of the
COVID-19
global pandemic, including the actions of governments, businesses and individuals in response to the situation. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form
10-K/A
filed with the SEC on May 19, 2021 and subsequent filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
As of June 30, 2021, we were a blank check company incorporated in the Cayman Islands on August 19, 2020 formed for the purpose of effecting our initial business combination.
Business Combination
On July 16, 2021 (the “Closing Date”), Holley Inc., a Delaware corporation (formerly known as Empower Ltd.) (prior to the Closing Date, “Empower” and after the Closing Date, “Holley”) consummated the previously announced business combination (the “Closing”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., a Cayman Islands exempted company, Empower Merger Sub I Inc., a Delaware corporation and a direct wholly owned subsidiary of Empower (“Merger Sub I”), Empower Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Empower (“Merger Sub II”), and Holley Intermediate Holdings, Inc., a Delaware corporation (“Holley Intermediate”). In connection with the Closing, the registrant changed its name from Empower Ltd. to Holley Inc.
The Merger Agreement provided for, among other things, the following transactions: (i) Empower changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), and, in connection with the Domestication, (A) each outstanding Class A ordinary share, par value $0.0001, of Empower (“Empower Class A Share”) converted automatically into one share of common stock of Holley, par value $0.0001 per share (the “Common Stock”) and (B) each outstanding Class B ordinary share of Empower converted automatically into one share of Common Stock; and (ii) following the Domestication, (A) Merger Sub I merged with and into Holley Intermediate, with Holley Intermediate surviving as a wholly owned subsidiary of Empower (“Merger I”), (B) immediately following Merger I, Holley Intermediate merged with and into Merger Sub II, with Merger Sub II surviving as a limited liability company and a wholly owned subsidiary of Empower (“Merger II” and, together with Merger I, the “Mergers”). The transactions set forth in the Merger Agreement, including the Mergers, constituted a “Business Combination” as contemplated by Empower’s amended and restated memorandum and articles of association.
The material provisions of the Merger Agreement are described in Empower’s definitive proxy statement/prospectus filed with the SEC on June 24, 2021 (as amended, the “Proxy Statement/Prospectus”) in the section entitled “
Proposal No.1—The Business Combination Proposal—The Merger Agreement
” beginning on page 104.
Results of Operations
Through June 30, 2021, we neither engaged in any operations nor generated any operating revenues. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, searching for a business combination and activities in connection with the acquisition of Holley. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).
For the three months ended June 30, 2021, we had a net loss of $12,859,424, which consisted of formation and operating costs of $1,655,583, a change in fair value of warrant liability of 9,706,666, a loss on change in FPA liability of $1,500,000 and an unrealized loss on marketable securities held in the trust account of $4,366 which are offset by interest earned on marketable securities held in the trust account of $7,191.
For the six months ended June 30, 2021, we had a net loss of $15,876,912, which consisted of formation and operating costs of $4,592,939, a change in fair value of warrant liability of $10,143,333, a loss on change in FPA liability of $1,200,000, which are offset by interest earned on marketable securities held in the trust account of $59,360.

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
For the six months ended June 30, 2021, cash used in operating activities was $376,620. Net loss of $15,876,912 was impacted by interest earned on marketable securities held in the trust account of $59,359, a change in the fair value of warrant liability of $10,143,333 and a change in the fair value of the forward purchase agreement liability of $1,200,000. Changes in operating assets and liabilities provided $4,216,318 of cash from operating activities.
At June 30, 2021, we had cash and marketable securities held in the trust account of $250,112,265.
As of June 30, 2021, we had cash of $704,009 held outside of the trust account.
We had sufficient cash on hand to fund operations through the date of the Business Combination on July 16, 2021. Subsequent to the Business Combination management believes that we will be able to fund current and foreseeable liquidity needs with cash on hand, cash generated from operations, and borrowings available under its revolving credit facility.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
As of June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.
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
and 7F under which the Warrants and the forward purchase agreement do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants and the FPA as liabilities at their fair value and adjust the Warrants and the FPA to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants are valued using a Modified Black Scholes Option Pricing Model. For periods where no observable traded price was available, the Public Warrants are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The fair value of the FPA has been estimated using an adjusted net assets method.
Class A Ordinary Shares Subject to Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants and forward purchase agreement, our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective.
Changes in Internal Control over Financial Reporting
Other than as described below, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
As a result of the closing of the Business Combination on July 16, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Proxy Statement/Prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following financial information from Holley Inc.’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021, is formatted in iXBRL (Inline Extensible Business Reporting Language): ((i) Condensed Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021; (iii) Condensed Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021; and (iv) Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLEY INC.

Date: August 11, 2021		/s/ Thomas W. Tomlinson
	Name:	Thomas W. Tomlinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021		/s/ Dominic Bardos
	Name:	Dominic Bardos
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)