Form 10-Q
period 2021-09-26
Holley Inc.
filed 2021-11-10
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number: 001-39599

HOLLEY INC.

(Exact name of registrant as specified in its charter)

Delaware	87-1727560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Russellville Road, Bowling Green, KY 42101

(Address of principal executive offices)

(270) 495-4081

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 Warrants to purchase common stock	HLLY HLLY WS	New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act).
Yes ☐ No ☒

There were 115,805,639 shares of Common Stock, par value $0.0001 per share, issued and outstanding as of November 09, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the Company’s ability to do any of the following:

•	access, collect and use personal data about consumers;

•	execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business;

•	anticipate the impact of the coronavirus disease 2019 (“COVID-19”) pandemic and its effect on business and financial conditions;

•	manage risks associated with operational changes in response to the COVID-19 pandemic;

•

recognize the anticipated benefits of and successfully deploy the proceeds from the Business Combination (as defined herein), which may be affected by, among other things, competition, the ability to integrate the combined businesses and the ability of the combined business to grow and manage growth profitably;

•	anticipate the uncertainties inherent in the development of new business lines and business strategies;

•	retain and hire necessary employees;

•	increase brand awareness;

•	attract, train and retain effective officers, key employees or directors;

•	upgrade and maintain information technology systems;

•	respond to cyber-attacks, security breaches, or computer viruses;

•	comply with privacy and data protection laws, and respond to privacy or data breaches, or the loss of data.

•	acquire and protect intellectual property;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	effectively respond to general economic and business conditions;

•	maintain proper and effective internal controls;

•	maintain the listing on, or the delisting of the Company’s securities from, the NYSE or an inability to have our securities listed on another national securities exchange;

•	obtain additional capital, including use of the debt market;

•	enhance future operating and financial results;

•	anticipate rapid technological changes;

•	comply with laws and regulations applicable to its business, including laws and regulations related to environmental health and safety;

•	stay abreast of modified or new laws and regulations;

•	anticipate the impact of, and response to, new accounting standards;

•	respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets from various events;

•	anticipate the rise in interest rates which would increase the cost of capital;

•	anticipate the significance and timing of contractual obligations;

•	maintain key strategic relationships with partners and resellers;

•	respond to uncertainties associated with product and service development and market acceptance;

•	manage to finance operations on an economically viable basis;

•	anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;

•	respond to litigation, complaints, product liability claims and/or adverse publicity;

•	anticipate the time during which we will be an emerging growth company under the JOBS Act

•

anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability; and

•

other risks and factors, listed under the caption “Risk Factors” included in this Quarterly Report and our prospectus, as filed with the SEC on July 28, 2021, and in any subsequent filings with the SEC.

Forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and our management’s expectations, forecasts and assumptions, and involve a number of judgements, risks and uncertainties, and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as my be required under applicable securities laws.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of	As of
	September 26, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$53,927	$71,674
Accounts receivable, less allowance for credit losses of $1,616 and $1,240, respectively	55,359	47,341
Inventory	164,343	133,928
Prepaids and other current assets	8,934	5,037
Total current assets	282,563	257,980

Property, plant, and equipment, net	50,393	43,729
Goodwill	381,860	359,099
Other intangibles assets, net	421,870	404,522
Total assets	$1,136,686	$1,065,330
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$46,631	$34,601
Accrued interest	6,277	6,588
Accrued liabilities	18,768	26,092
Acquisition contingent consideration payable	24,373	9,200
Current portion of long-term debt	5,528	5,528
Total current liabilities	101,577	82,009

Long-term debt, net of current portion	564,187	649,458
Long-term debt due to related party	6,207	20,000
Warrant liability	45,986	—
Earn-out liability	24,588	—
Deferred taxes	72,172	71,336
Other noncurrent liabilities	2,146	2,146
Total liabilities	816,863	824,949
Commitments and contingencies (Refer to Note 16 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of September 26, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 115,805,639 and 67,673,884 shares issued and outstanding as of September 26, 2021 and December 31, 2020, respectively	12	7
Additional paid-in capital	327,490	238,883
Accumulated other comprehensive loss	(686)	(674)
Retained earnings	(6,993)	2,165
Total stockholders' equity	319,823	240,381
Total liabilities and stockholders' equity	$1,136,686	$1,065,330

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net sales	$159,673	$133,307	$513,046	$365,760
Cost of goods sold	94,475	77,778	300,969	212,070

Gross profit	65,198	55,529	212,077	153,690

Selling, general, and administrative	28,891	17,303	79,093	48,790
Research and development costs	7,133	5,982	20,167	17,198
Amortization of intangible assets	3,553	2,699	10,391	8,099
Acquisition and restructuring costs	368	1,092	21,877	5,624
Related party acquisition and management fee costs	23,250	894	25,789	2,665
Other operating expense (income)	89	(821)	3	(1,089)
Total operating expense	63,284	27,149	157,320	81,287
Operating income	1,914	28,380	54,757	72,403
Change in fair value of warrant liability	17,273	—	17,273	—
Change in fair value of earn-out liability	6,866	—	6,866	—
Loss on early extinguishment of debt	1,425	—	1,425	—
Interest expense	9,851	9,325	31,096	31,843
Total non-operating expense	35,415	9,325	56,660	31,843
Income (loss) before income taxes	(33,501)	19,055	(1,903)	40,560
Income tax expense	(3,301)	5,512	7,255	9,656
Net income (loss)	$(30,200)	$13,543	$(9,158)	$30,904
Comprehensive income (loss):
Foreign currency translation adjustment	(31)	—	(12)	—
Total comprehensive income (loss)	$(30,231)	$13,543	$(9,170)	$30,904

Weighted average shares of outstanding common stock	106,285,072	67,673,884	80,735,661	67,673,884
Basic net income (loss) per share	$(0.28)	$0.20	$(0.11)	$0.46
Diluted net income (loss) per share	$(0.28)	$0.20	$(0.11)	$0.46

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2019	100	$—	$236,503	$(397)	$(30,692)	$205,414
Retroactive application of recapitalization	67,673,784	7	(7)	—	—	—

Adjusted balance at December 31, 2019	67,673,884	7	236,496	(397)	(30,692)	205,414
Net income	—	—	—	—	4,852	4,852
Equity compensation	—	—	121	—	—	121

Balance at March 29, 2020	67,673,884	7	236,617	(397)	(25,840)	210,387
Net income	—	—	—	—	12,509	12,509
Equity compensation	—	—	114	—	—	114
Capital distributions	—	—	(100)	—	—	(100)

Balance at June 28, 2020	67,673,884	7	236,631	(397)	(13,331)	222,910
Net income	—	—	—	—	13,543	13,543
Equity compensation	—	—	121	—	—	121

Balance at September 27, 2020	67,673,884	$7	$236,752	$(397)	$212	$236,574

Balance at December 31, 2020	67,673,884	$7	$238,883	$(674)	$2,165	$240,381
Net loss	—	—	—	—	(2,056)	(2,056)
Equity compensation	—	—	131	—	—	131
Foreign currency translation	—	—	—	(16)	—	(16)

Balance at March 28, 2021	67,673,884	7	239,014	(690)	109	238,440
Net income	—	—	—	—	23,098	23,098
Equity compensation	—	—	131	—	—	131
Foreign currency translation	—	—	—	35	—	35

Balance at June 27, 2021	67,673,884	7	239,145	(655)	23,207	261,704
Net loss	—	—	—	—	(30,200)	(30,200)
Equity compensation	—	—	2,486	—	—	2,486
Foreign currency translation	—	—	—	(31)	—	(31)
Recapitalization transaction, net	48,131,755	5	85,859	—	—	85,864

Balance at September 26, 2021	115,805,639	$12	$327,490	$(686)	$(6,993)	$319,823

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020
OPERATING ACTIVITIES
Net income	$(9,158)	$30,904
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,328	6,039
Amortization of intangible assets	10,391	8,099
Amortization of deferred loan costs	2,656	2,201
Increase in warrant liability	17,273	—
Increase in acquisition contingent consideration payable	17,173	—
Increase in earn-out liability	6,866	—
Equity compensation	2,748	356
Change in deferred taxes	836	583
Loss on early extinguishment of long-term debt	1,425	—
Loss (gain) on disposal of property, plant and equipment	(290)	18
Allowance for credit losses	738	581
Change in operating assets and liabilities:
Accounts receivable	(5,196)	(15,678)
Inventories	(25,996)	33,208
Prepaids and other current assets	(3,472)	2,494
Accounts payable	9,765	1,871
Accrued interest	(311)	(1,352)
Accrued liabilities	(7,859)	6,280
Net cash from operating activities	24,917	75,604
INVESTING ACTIVITIES
Capital expenditures	(10,468)	(6,653)
Proceeds from the disposal of fixed assets	323	—
Cash paid for acquisitions, net	(61,786)	—
Trademark acquisition	—	(50)
Net cash used in investing activities	(71,931)	(6,703)
FINANCING ACTIVITIES
Net change under revolving credit agreement	—	(20,500)
Principal payments on long-term debt	(103,032)	(1,900)
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	132,299	—
Capital distributions	—	(100)
Net cash (used in) from financing activities	29,267	(22,500)
Net change in cash and cash equivalents	(17,747)	46,401
Cash and cash equivalents:
Beginning of period	71,674	8,335
End of period	$53,927	$54,736
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,751	$30,995
Cash paid for income taxes	$10,648	$1,865
Noncash investing and financing activities:
Assumption of warrant liability	$28,713	$—
Assumption of earn-out liability	$17,722	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies

Holley Inc., a Delaware corporation headquartered in Bowling Green, Kentucky (the “Company” or “Holley”), conducts operations through its wholly-owned subsidiaries. These operating subsidiaries are comprised of Holley Performance Products Inc. (“Holley Performance”), Hot Rod Brands, Inc. (“Hot Rod Brands”), Simpson Safety Solutions, Inc., B&M Racing and Performance Products, Inc., and Speedshop.com, Inc. Investment funds managed by Sentinel Capital Partners hold a controlling interest in Holley.

On July 16, 2021, (the “Closing” and such date, the “Closing Date”) the Company consummated the business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc. (“Merger Sub I”), Empower Merger Sub II LLC (“Merger Sub II”), and Holley Intermediate Holdings, Inc. (“Holley Intermediate”). On the Closing Date, Empower changed its name to Holley Inc. See Note 2, “Business Combination and Acquisitions,” for more information.

Holley Intermediate, the predecessor to Holley, was incorporated on October 25, 2018 to effect the merger of Driven Performance Brands, Inc. (“Driven”) and the purchase of High Performance Industries, Inc. (“HPI”). The Company designs, manufactures and distributes performance automotive products to customers primarily in the United States, Canada and Europe. The Company is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, nitrous oxide injection systems, superchargers, exhaust headers, mufflers, distributors, ignition components, engine tuners and automotive performance plumbing products that are produced through its two major subsidiaries, Holley Performance and Hot Rod Brands. The Company is also a leading manufacturer of exhaust products as well as shifters, converters, transmission kits, transmissions, tuners and automotive software. The Company’s products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and drivability. The Company has locations in North America, Canada, Italy and China.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or “GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Holley Intermediate Holdings, Inc. audited consolidated financial statements and notes thereto for the year ended December 31, 2020, as filed with the SEC in the Company’s prospectus filed pursuant to Rule 424(b)(3) on July 28, 2021. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

The Company operates on a calendar year that ends on December 31, 2021 and 2020. The three and nine month periods ended September 26, 2021 and September 27, 2020 each included 13 weeks and 39 weeks, respectively.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas for which management uses estimates include: (1) warranties; (2) allowance for credit losses; (3) inventory reserves; (4) asset impairments, including goodwill, intangible assets and other long-lived assets; (5) customer co-operative advertising; (6) sales returns and allowances; (7) tax positions; (8) deferred tax liabilities; and (9) fair value measurements, including equity awards and warrant and earn-out liabilities. These estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may consult outside experts to assist as considered necessary.

Emerging Growth Company Status

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company is an emerging growth company, and, as such, has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards.

Risks and Uncertainties

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has experienced disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition is currently uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the utilization and effectiveness of treatments and vaccines, the imposition of effective public safety and other protective measures, the further impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic, including variants such as Delta, not improve or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Summary of Significant Accounting Policies

The following are updates to the significant accounting policies described in our audited consolidated financial statements as of and for the year ended December 31, 2020.

Earnings per Share

Earnings per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. The dilutive effect of these potential common shares is reflected in diluted earnings per share by application of the treasury stock method.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders' equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders' equity, the warrant must be (a) indexed to the Company's equity and (b) meet the conditions for equity classification in Accounting Standards Codification ("ASC") Subtopic 815-40, Derivatives and Hedging-Contracts in an Entity's Own Equity. If a warrant does not meet the conditions for equity classification, it is carried in the condensed consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the condensed consolidated statements of comprehensive income as a non-operating expense. If a warrant meets both conditions for equity classification, the warrant is initially recorded in additional paid-in capital on the consolidated balance sheet, and the amount initially recorded is not subsequently remeasured at fair value.

Stock-Based Compensation

The Company accounts for share-based awards granted to employees and nonemployees under the fair value method prescribed by ASC Subtopic 718-10, Stock Compensation. Stock-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period. The fair value of stock options is estimated using the Black Scholes option-pricing model. The Company accounts for forfeitures as they occur.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs to the extent possible. The inputs used to measure fair value are prioritized based on a three-level hierarchy, which are defined as follows:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU is effective for the Company for annual reporting periods beginning after December 15, 2021 and interim periods therein, with early adoption permitted. The ASU will require lessees to report most leases as assets and liabilities on the balance sheet. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirements Benefits – Defined Benefit Plans – General (Subtopic 715-20). The ASU is effective for the Company for annual reporting periods beginning after December 15, 2021 with early adoption permitted. This guidance should be applied on a retrospective basis to all periods presented. The ASU will update disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) which is intended to simplify various aspects related to accounting for income taxes. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2021 and interim periods therein, with early adoption permitted. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of September 26, 2021, the Company did not adopt any expedients or exceptions under ASU 2020-04. The Company will continue to evaluate the impact of ASU 2020-04 and whether it will apply the optional expedients and exceptions.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 470-20). The ASU is effective for the Company for annual reporting periods beginning after December 15, 2023 and interim periods therein, with early adoption permitted as of the beginning of the Company's annual fiscal year. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

2. BUSINESS COMBINATION AND ACQUISITIONS

BUSINESS COMBINATION

On July 16, 2021, Holley consummated the Business Combination pursuant to the terms of the Merger Agreement, whereby Merger Sub I, a direct wholly owned subsidiary of Empower, merged with and into Holley Intermediate, with Holley Intermediate surviving such merger as a wholly owned subsidiary of Holley (“Merger I”) and (ii) Merger Sub II, a direct wholly owned subsidiary of Empower, merged with and into Holley Intermediate, with Merger Sub II surviving such merger as a wholly owned subsidiary of Holley (“Merger II”).

Pursuant to the Merger Agreement, at the Closing, all outstanding shares of Holley Intermediate common stock as of immediately prior to the effective time of Merger I were cancelled and Holley Parent Holdings, LLC, the sole stockholder of Holley Intermediate (the “Holley Stockholder” or “Parent”), received $264,718 in cash and 67,673,884 shares of common stock (at a deemed value of $10.00 per share). The Company’s common stock is listed on the NYSE under the symbol “HLLY.”

In connection with the Business Combination, a number of subscribers purchased from the Company an aggregate of 24,000,000 shares of common stock (the “PIPE”), for a purchase price of $10.00 per share, or $240,000 in the aggregate. Per the Merger Agreement, $100,000 of the PIPE proceeds were used to partially pay off Holley’s debt.

Pursuant to the Amended and Restated Forward Purchase Agreement (“A&R FPA”), at the Closing, 5,000,000 shares of the Company’s common stock and 1,666,667 warrants were issued to certain investors for an aggregate purchase price of $50,000. Pursuant to the A&R FPA, each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share (the ”Public Warrants”), subject to certain conditions.

The Company also assumed 8,333,310 Public Warrants and 4,666,667 private placement warrants (the “Private Warrants”, and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Empower’s initial public offering. Each Warrant represents the right to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to certain conditions. The Warrants are exercisable commencing on October 9, 2021 (the one-year anniversary of Empower’s initial public offering) and expire on July 16, 2026 (five years after the Closing Date). The Public Warrants are listed on the NYSE under the symbol “HLLY WS.”

Additionally, Empower Sponsor Holdings LLC (the "Sponsor") may be entitled to receive up to 2,187,500 shares of the Company’s common stock vesting in two equal tranches upon achieving certain market share price milestones as outlined in the Merger Agreement during the earn-out period (“the “Earn-Out Shares”). The Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The earnout is classified as a liability in the condensed consolidated balance sheet and is remeasured at fair value with changes in the post-Business Combination fair value recognized in the Company’s condensed consolidated statement of comprehensive income as non-operating expense.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. This determination was primarily based on current shareholders of Holley having a relative majority of the voting power of the Company, the operations of Holley prior to the acquisition comprising the only ongoing operations of the Company, and senior management of Holley comprising the majority of the senior management of the Company. Under this method of accounting, Empower was treated as the acquired company for financial reporting. Accordingly, the Business Combination was accounted for as the equivalent of Holley issuing stock for the net assets of Empower, accompanied by a recapitalization. The net assets of Empower are stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of Holley Intermediate. The shares and corresponding capital amounts and earnings per share, prior to the Business Combination, have been retroactively restated based on shares received by the Holley Stockholder.

The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows for the 39-week period ended September 26, 2021:

Recapitalization
Cash - Empower's trust and cash (net of redemptions of $99,353 and transaction costs of $44,314)	$107,042
Cash - Forward Purchase Agreement	50,000
Cash - PIPE Financing	240,000
Net cash provided by Business Combination and PIPE Financing	397,042
Less: cash consideration paid to Holley Stockholder	(264,718)
Net contributions from Business Combination and PIPE Financing	$132,324

ACQUISITIONS

Drake Automotive Group LLC

On November 11, 2020, the Company acquired Drake Automotive Group LLC (“Drake”). The purchase price was $49,104. The Company acquired 100% of the outstanding member units of Drake. The Company purchased Drake in order to acquire strong brands in the automotive aftermarket. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. Consideration for the assets acquired consisted of cash payments of $47,104 plus an earn-out value of $2,000. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $32,441. The goodwill arising from the acquisition is primarily due to Drake’s strong market position. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded from the proceeds of debt and cash on hand.

The purchase agreement included a potential contingent payment based on 2020 performance. The seller could earn up to an additional $2,000. The fair value of this contingent payment was determined to be $2,000 based on the likelihood of achieving the required financial performance at the time of the valuation. The earn-out payment of $2,000 was paid in March 2021.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

Cash	$205
Accounts receivable	3,947
Inventory	14,198
Property, plant and equipment	1,296
Other assets	189
Tradenames	7,715
Customer relationships	17,175
Goodwill	7,551
Accounts payable	(2,524)
Accrued liabilities	(648)
$49,104

The fair value of the acquired customer relationship intangible asset was estimated using the excess earnings approach. The customer relationship intangible asset is being amortized based on the attrition rate of customers which was determined to be 20 years. The fair value of the acquired tradenames intangible asset was estimated using the relief from royalty method, a form of the income approach. The tradenames were determined to have an indefinite life.

The contractual value of the accounts receivable acquired was $4,155.

Simpson Performance Products, Inc.

On November 16, 2020, the Company acquired Simpson Performance Products, Inc. (“Simpson”). The purchase price was $117,409. The Company acquired 100% of the outstanding common stock of Simpson. The Company purchased Simpson in order to acquire strong brands in the automotive safety solutions market. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. Consideration for the assets acquired consisted of cash payments of $110,209 and an earnout initially valued at $7,200. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $107,618. The goodwill arising from the acquisition is primarily due to Simpson’s strong market position. The goodwill and intangibles generated as a result of this acquisition are not deductible for income tax purposes. The purchase price was funded from the proceeds of debt and cash on hand.

The purchase agreement included a potential contingent payment based on the performance for the twelve months ended October 3, 2021. The seller could earn up to an additional $25,000. The fair value of this contingent payment was initially determined to be $7,200 using the “Bull Call” option strategy utilizing the option values from the Black-Scholes Option Pricing Model. Based on actual performance and updated projections of Simpson’s performance for the earn-out period, the fair value of the contingent payment was determined to be $24,373 as of March 28, 2021. Therefore, during the thirteen weeks ended March 28, 2021, an adjustment of $17,173 was recorded as expense, which is recognized in acquisition and restructuring costs in the condensed consolidated statement of comprehensive income for the 39-week period ended September 26, 2021.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of finished goods inventory, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	November 16, 2020 (as initially reported)	Measurement Period Adjustments	November 16, 2020 (as adjusted)
Cash	$7,715	$—	$7,715
Accounts receivable	3,894	—	3,894
Inventory	19,265	(770)	18,495
Property, plant and equipment	5,952	—	5,952
Other assets	1,613	—	1,613
Tradenames	23,980	—	23,980
Customer relationships	28,770	—	28,770
Patents	2,720	—	2,720
Goodwill	51,305	843	52,148
Accounts payable	(2,483)	—	(2,483)
Accrued liabilities	(7,787)	—	(7,787)
Deferred tax liability	(12,993)	—	(12,993)
Debt	(4,615)	—	(4,615)
	$117,336	$73	$117,409

The fair value of the acquired customer relationship intangible asset was estimated using the excess earnings approach. The customer relationship intangible asset is being amortized based on the attrition rate of customers which was determined to be 20 years. The fair value of the acquired tradenames and patents intangible assets were estimated using the relief from royalty method, a form of the income approach. The tradenames were determined to have an indefinite life. The patents are being amortized over 10 years based on the weighted average remaining life of the patent portfolio.

The contractual value of the accounts receivable acquired was $3,894.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Detroit Speed, Inc.

On December 18, 2020, the Company acquired Detroit Speed, Inc. (“Detroit Speed”). The purchase price was $11,297. The Company acquired substantially all of the assets and liabilities of Detroit Speed. The Company purchased Detroit Speed in order to acquire strong brands in the automotive aftermarket. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. Consideration for the assets acquired includes cash payments of $9,297 and Class A Units of Parent of $2,000. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $4,323. The goodwill arising from the acquisition is primarily due to Detroit Speed’s strong market position. The goodwill and intangibles generated as a result of this acquisition are partially deductible for income tax purposes. The purchase price was funded from cash on hand and distribution of Class A Units of Parent.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

Cash	$1,784
Accounts receivable	418
Inventory	3,478
Property, plant and equipment	3,040
Other assets	215
Tradenames	1,127
Customer relationships	560
Goodwill	2,636
Accounts payable	(668)
Accrued liabilities	(1,019)
Deferred tax liability	(274)
$11,297

The fair value of the acquired customer relationship intangible asset was estimated using the excess earnings approach. The customer relationship intangible asset is being amortized based on the attrition rate of customers which was determined to be 10 years. The fair value of the acquired tradenames intangible asset was estimated using the relief from royalty method, a form of the income approach. The tradenames were determined to have an indefinite life.

The contractual value of the accounts receivable acquired was $418.

Advance Engine Management Inc.

On April 14, 2021, the Company acquired Advance Engine Management Inc. doing business as AEM Performance Electronics (“AEM”). The purchase price was cash consideration of $51,243. The Company acquired substantially all of the assets and liabilities of AEM. The Company purchased AEM in order to acquire strong brands in the automotive aftermarket. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $44,906. The goodwill arising from the acquisition is primarily due to AEM’s strong market position. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded from cash on hand.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	April 14, 2021 (as initially reported)	Measurement Period Adjustments	April 14, 2021 (as adjusted)
Accounts receivable	$3,454	$(61)	$3,393
Inventory	3,892	—	3,892
Property, plant and equipment	1,342	—	1,342
Other assets	493	(91)	402
Tradenames	10,760	—	10,760
Customer relationships	14,640	—	14,640
Patents	1,970	—	1,970
Technology intangibles	110	—	110
Goodwill	17,426	(420)	17,006
Accounts payable	(2,032)	110	(1,922)
Accrued liabilities	(489)	139	(350)
	$51,566	$(323)	$51,243

The fair value of the acquired customer relationship intangible asset was estimated using the excess earnings approach. The customer relationship intangible asset is being amortized based on the attrition rate of customers which was determined to be 20 years. The fair value of the acquired tradenames and patents intangible assets were estimated using the relief from royalty method, a form of the income approach. The tradenames were determined to have an indefinite life. The patents are being amortized over 13 years based on the weighted average remaining life of the patent portfolio.

The contractual value of the accounts receivable acquired was $3,454.

The Company’s results for the 13-week and 39-week periods ended September 26, 2021 include $5,904 and $11,341 of net sales, respectively, and $896 and $1,583 of net income, respectively, from AEM since the date of acquisition. The Company incurred transaction costs in the amount of $46 and $2,251, which are reflected in operating expenses in the 13-week and 39-week periods ended September 26, 2021, respectively.

The following table provides the unaudited consolidated pro forma results for the periods presented as if AEM had been acquired as of January 1, 2020.

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Pro forma net sales	$159,673	$140,195	$521,836	$384,237
Pro forma net income	(30,200)	15,045	(6,906)	33,195

The pro forma results include the effects of the amortization of purchased intangible assets and acquired inventory step-up. The pro forma results are based upon unaudited financial information of the acquired entity and are presented for informational purposes only and are not necessarily indicative of the results of future operations or the results that would have occurred had the acquisitions taken place in the periods noted.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Finspeed LLC

On May 24, 2021, the Company acquired Finspeed LLC (“Finspeed”). The purchase price was cash consideration of $2,505. The Company acquired substantially all of the assets and liabilities of Finspeed. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. The acquisition resulted in non-amortizable intangibles of $268. The purchase price was funded from cash on hand.

Classic Instruments LLC

On August 31, 2021, the Company acquired Classic Instruments LLC ("Classic Instruments"). The purchase price was cash consideration of $6,120. The Company acquired substantially all of the assets and liabilities of Classic Instruments. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. The determination of the purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Classic Instruments. The acquisition resulted in intangibles and goodwill of approximately $4,912. The purchase price was funded from cash on hand.

3. INVENTORY

Inventories of the Company consisted of the following:

	September 26,	December 31,
	2021	2020
Raw materials	$48,665	$44,474
Work-in-process	18,960	12,946
Finished goods	96,718	76,508
	$164,343	$133,928

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	September 26,	December 31,
	2021	2020
Land	$1,330	$1,330
Buildings and improvements	10,123	8,594
Machinery and equipment	47,042	44,690
Construction in process	17,906	8,088
Total property, plant and equipment	76,401	62,702
Less: accumulated depreciation	26,008	18,973
Property, plant and equipment, net	$50,393	$43,729

The Company’s long-lived assets by geographic locations are as follows:

	September 26,	December 31,
	2021	2020
United States	$48,359	$42,264
International	2,034	1,465
Total property, plant and equipment, net	50,393	43,729

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the period indicated:

For the thirty-nine weeks ended September 26, 2021
Balance at December 31, 2020	$359,099
Advance Engine Management acquisition	17,426
Classic Instruments acquisition	4,912
Measurement period adjustments*	423
Balance at September 26, 2021	$381,860

* See Note 2, "Business Combination and Acquisitions - Simpson Performance Products, Inc. and

Advance Engine Management Inc."

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, not to exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

Intangible assets consisted of the following:

	September 26, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$259,907	$(29,878)	$230,029
Tradenames	13,775	(3,906)	9,869
Technology	26,673	(8,469)	18,204
Total finite-lived intangible assets	$300,355	$(42,253)	$258,102

Indefinite-lived intangible assets:
Tradenames	$163,768	—	$163,768

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$245,274	$(21,819)	$223,455
Tradenames	13,775	(3,369)	10,406
Technology	24,595	(6,674)	17,921
Total finite-lived intangible assets	$283,644	$(31,862)	$251,782

Indefinite-lived intangible assets:
Tradenames	$152,740	—	$152,740

The following outlines the estimated future amortization expense related to intangible assets held as of September 26, 2021:

2021 (excluding the thirty-nine weeks ended September 26, 2021)	$3,573
2022	14,202
2023	14,039
2024	13,226
2025	13,189
Thereafter	199,873
Total	$258,102

6. DEBT

Debt of the Company consisted of the following:

	September 26,	December 31,
	2021	2020
First lien note	$539,202	$541,969
Second lien note	45,000	145,000
Other	4,320	4,701
Less unamortized debt issuance costs	(12,600)	(16,684)
	575,922	674,986
Less current portion of long-term debt	(5,528)	(5,528)
	$570,394	$669,458

The first lien note totals $600,000, comprising of two parts: a revolving component with maximum borrowings of $50,000, and a $550,000 term loan. Interest is based on LIBOR or the prime rate at the Company’s option, plus the applicable margin rate. Interest is due monthly for the prime rate loans and every one to three months for the LIBOR rate loans. The interest rate for the first lien note LIBOR rate loans was 5.1% and 5.2% at September 26, 2021 and December 31, 2020, respectively. There were no prime rate loans as of September 26, 2021 or December 31, 2020. Principal payments of $1,382 are due on a quarterly basis. The note is secured by the assets of the Company and the revolving credit facility matures in October 2023, while the term loan matures in October 2025. The note requires that the Company maintain a certain fixed charge coverage ratio. At September 26, 2021, the Company was in compliance with all financial covenants. In addition, the Company had outstanding letters of credit under the note, which totaled $1,200 at September 26, 2021 and December 31, 2020.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The second lien note totals $145,000. On July 16, 2021, the Company used a portion of the net proceeds from the Business Combination to repay $100,000 of the outstanding principal of the second lien note, which resulted in a loss of $1,425 from the write-off of unamortized debt issuances costs. Interest is based on LIBOR or the prime rate at the Company’s option, plus the applicable margin rate. Interest is due monthly for the prime rate loans and every one to three months for the LIBOR rate loans. The interest rate for the second lien note LIBOR rate loan was 8.5%% and 8.7% at September 26, 2021 and December 31, 2020, respectively. The note is secured by a second lien on the assets of the Company and matures in October 2026. The note requires that the Company maintain a certain fixed charge coverage ratio. At September 26, 2021, the Company was in compliance with all financial covenants. Sentinel Capital Partners Junior Fund I, a related party, holds a portion of the second lien note and the outstanding balance at September 26, 2021 and December 31, 2020 was $6,207 and $20,000, respectively.

Future maturities of long-term debt and amortization of debt issuance costs as of September 26, 2021 are as follows:

	Debt	Debt Issuance Costs
2021 (remaining three months)	$2,765	$703
2022	5,528	2,899
2023	5,528	3,019
2024	5,528	3,148
2025	519,853	2,746
Thereafter	49,320	85
	$588,522	$12,600

7. COMMON STOCK WARRANTS

Upon the Closing, there were 14,666,644 Warrants, consisting of 9,999,977 Public Warrants and 4,666,667 Private Warrants, outstanding to purchase shares of the Company's common stock that were issued by Empower prior to the Business Combination. Each warrant entitles the registered holder to purchase one share of the Company's common stock at a price of $11.50 per share, subject to adjustments, commencing on October 9, 2021 (the one-year anniversary of Empower’s initial public offering), provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Warrants may be exercised only for a whole number of shares of the Company’s common stock. The Warrants expire on July 16, 2026, the date that is five years after the Closing date, or earlier upon redemption or liquidation. Additionally, the Private Warrants will be non-redeemable and are exercisable on a cashless basis so long as they are held by the Sponsor or any of its permitted transferees. If the Private Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants at a price of $0.01 per warrant upon 30 days' notice if the closing price of the Company’s common stock equals or exceeds $18.00 per share, subject to adjustments, on the trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such Warrants throughout the 30-day redemption period. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Warrants, the Warrant holder is entitled to exercise his, her or its Warrant prior to the scheduled redemption date. Any such exercise requires the Warrant holder to pay the exercise price for each Warrant being exercised.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Further, the Company may redeem the Public Warrants at a price of $0.10 per warrant upon 30 days' notice if the closing price of the Company’s common stock equals or exceeds $10.00 per share, subject to adjustments, on the trading day prior to the date on which notice of redemption is given. Beginning on the date the notice of redemption is given until the Warrants are redeemed or exercised, holders may elect to exercise their Warrants on a cashless basis and receive that number of shares of the Company’s common stock as determined by reference to a table in the warrant agreement.

If a registration statement is not effective within 60 days following the Closing, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Company’s Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented as warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of September 26, 2021, a warrant liability with a fair value of $45,986 was reflected as a long-term liability in the condensed consolidated balance sheet, and a $17,273 increase in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week and 39-week periods ended September 26, 2021.

8. FAIR VALUE MEASUREMENTS

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured as of September 26, 2021
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$30,400	$—	$—	$30,400
Warrant liability (Private)	—	—	15,586	15,586
Acquisition contingent consideration payable	—	—	24,373	24,373
Earn-out liability	—	—	24,588	24,588
Total fair value	$30,400	$—	$64,547	$94,947

As of September 26, 2021, the Company's derivative liabilities for its private and public warrants, the earn-out liability (see Note 2, “Business Combination and Acquisitions,” for more details), and the acquisition contingent consideration payable are measured at fair value on a recurring basis. The fair value for the private warrants, earn-out liability, and acquisition contingent consideration payable are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its private warrants and earn-out liability. The fair value of the public warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of acquisition contingent consideration payable are recognized as acquisition and restructuring costs in the condensed consolidated statements of comprehensive income.

The fair value of private warrants was estimated as of September 26, 2021 using the Monte Carlo simulation model with the following assumptions:

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Valuation date price	$12.21
Strike price	$11.50
Remaining life	4.81 years
Expected dividend	$-
Risk-free interest rate	0.93%
Price threshold	$18.00

The fair value of the earn-out liability was estimated as of September 26, 2021 using the Monte Carlo simulation model with the following assumptions:

Valuation date price	$12.21
Expected term	6.81 years
Expected volatility	38.24%
Risk-free interest rate	1.25%
Price hurdle 1	$13.00
Price hurdle 2	$15.00

As of September 26, 2021 and December 31, 2020, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 during the 13-week and 39-week periods ended September 26, 2021 is as follows:

	For the thirty-nine weeks ended September 26, 2021
	Private Warrants	Acquisition Contingent Consideration	Earn-Out Liability	Total
Balance on December 31, 2020	$—	$9,200	$—	$9,200
Cash paid for contingent consideration	—	(2,000)	—	(2,000)
Liabilities assumed in recapitalization	9,613	—	17,722	27,335
Losses included in earnings	5,973	17,173	6,866	30,012
Balance on September 26, 2021	$15,586	$24,373	$24,588	$64,547

9. REVENUE

The principal activity from which the Company generates its revenue is the manufacturing and distribution of after-market automotive parts for its customers, comprised of resellers and end users. The Company recognizes revenue at a point in time, rather than over time, as the performance obligation is satisfied when customer obtains control of the product upon title transfer and not as the product is manufactured or developed. The amount of revenue recognized is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e., estimated rebates, co-op advertising, etc.).

The Company collects sales tax and other taxes concurrent with revenue-producing activities which are excluded from revenue. Shipping and handling costs incurred after control of the product is transferred to our customers are treated as fulfillment costs and not a separate performance obligation.

The Company allows customers to return products when certain Company-established criteria are met. These sales returns are recorded as a charge against gross sales in the period in which the related

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

sales are recognized, net of returns to stock. Returned products, which are recorded as inventories, are valued at the lower of cost or net realizable value. The physical condition and marketability of the returned products are the major factors considered in estimating realizable value. The Company also estimates expected sales returns and records the necessary adjustment as a charge against gross sales.

The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 365 days. The Company elected the practical expedient to disregard the possible existence of a significant financing component related to payment on contracts, as the Company expects that customers will pay for the products within one year. The Company has evaluated the terms of our arrangements and determined that they do not contain significant financing components. Additionally, as all contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period. The Company provides limited warranties on most of its products against certain manufacturing and other defects. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 16 for more information.

The following table summarizes total revenue by product category:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Electronic systems	$77,199	$70,371	$241,474	$197,493
Mechanical systems	37,026	29,383	118,295	85,218
Exhaust	16,971	18,905	59,587	53,062
Accessories	14,384	14,648	45,403	29,987
Safety	14,093	—	48,287	—
Total sales	$159,673	$133,307	$513,046	$365,760

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
United States	$155,626	$133,307	$501,196	$365,760
Italy	4,047	—	11,850	—
Total sales	$159,673	$133,307	$513,046	$365,760

10. INCOME TAXES

The Company's effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year's taxable income as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Income tax expense	$(3,301)	$5,512	$7,255	$9,656
Effective tax rates	9.9%	28.9%	nm	23.8%

nm - not meaningful

For the 13-week periods ended September 26, 2021 and September 27, 2020, the Company’s effective tax rates of 9.9% and 28.9%, respectively differed from the 21% federal statutory rate primarily due to permanent differences.

For the 39-week period ended September 26, 2021, the Company recognized tax expense on a net loss for the period due to permanent differences related to the Business Combination and the increase in the Simpson earn-out liability recognized during the thirteen weeks ended March 28, 2021. For the 39-week period ended September 27, 2020, the Company’s effective tax rate of 23.8% differed from the 21% federal statutory rate primarily due to permanent differences.

11. EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Numerator:
Net income	$(30,200)	$13,543	$(9,158)	$30,904
Denominator:
Weighted average common shares	106,285,072	67,673,884	80,735,661	67,673,884
Dilutive effect of potential common shares	-	-	-	-
Weighted average common shares assuming dilution	106,285,072	67,673,884	80,735,661	67,673,884
Earnings per share:
Basic	$(0.28)	$0.20	$(0.11)	$0.46
Diluted	$(0.28)	$0.20	$(0.11)	$0.46

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,666,644	—	14,666,644	—
Stock options	1,394,008	—	1,394,008	—
Restricted stock units	658,891	—	658,891	—
Earn-out shares	2,187,500	—	2,187,500	—
Total anti-dilutive shares	18,907,043	—	18,907,043	—

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

12. BENEFIT PLANS

The following summarizes the components of net periodic benefit cost for the defined benefit pension plan:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Components of Expense:
Service cost	$35	$40	$107	$120
Interest cost	38	48	114	144
Expected return on plan assets	(58)	(64)	(180)	(192)
Amortization of net loss	9	—	19	—
Net periodic benefit cost	$24	$24	$60	$72

The Company made matching contributions totaling $1,019 and $757 to our 401(k) plan during the 13-week periods ended September 26, 2021 and September 27, 2020, respectively. The Company made matching contributions totaling $2,020 and $1,558 to our 401(k) plan during the 39-week periods ended September 26, 2021 and September 27, 2020, respectively.

The Company made contributions of $300 and $294 to our defined benefit pension plan during the 13-week periods ended September 26, 2021 and September 27, 2020, respectively. The Company made contributions of $417 and $477 to our defined benefit pension plan during the 39-week periods ended September 26, 2021 and September 27, 2020, respectively.

13. EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which provides for the grant of restricted stock awards, incentive and nonqualified stock options, and other share based awards to employees, directors and non-employees. The 2021 Plan authorized 8,850,000 new shares of the Company’s common stock to be available for award grants. As of September 26, 2021, 6,797,101 shares of common stock remained available for future issuance under the 2021 Plan.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Stock options	$376	$—	$376	$—
Profit interest units	2,110	121	2,372	356

All equity-based compensation expense is recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised at termination of service. On July 16, 2021, the Company granted 1,394,008 options to purchase shares of the Company’s common stock to key employees. These stock options had a weighted-average grant date fair value $3.88 per share and remain outstanding and unvested as of September 26, 2021. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

As of September 26, 2021, there was $5,033 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 2.8 years.

The fair value of each stock option granted on July 16, 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Weighted-average expected term	6.0
Expected volatility	40.3%
Expected dividend	$—
Risk-free interest rate	0.94%

The expected term has been estimated using a simplified method, which calculates the expected term as the mid-point between the vesting date and the contractual life of the awards since the Company does not have an extended history of actual exercises. The expected dividend yield is assumed to be zero since the Company has never paid dividends and does not have current plans to pay any dividends. The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options. Expected volatility is based on an evenly weighted blend of implied volatility and historical volatility of publicly-traded peer companies since the Company has limited historical volatility.

Restricted Stock Units

Restricted stock units (“RSUs”) vest ratably over one to three years from the anniversary of the Closing Date, or July 16, 2021, and expire ten years from the date of grant. The fair value of a RSU at the grant date is equal to the market price of the Company’s common stock on the grant date. On September 23, 2021, the Company granted 658,891 RSUs to key employees and directors. These RSUs had a weighted-average grant date fair value of $12.06 per unit and remain outstanding and unvested as of September 26, 2021. Compensation expense for RSUs is recorded based on amortization of the grant date fair market value over the period the restrictions lapse,

As of September 26, 2021, there was $7,946 of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted average period of 2.5 years.

Profit Interest Units

The Holley Stockholder made grants of 8,445 and 5,932 profit interest units (“PIUs”) to certain employees of the Company during the thirty-nine week periods ended September 26, 2021, and September 27, 2020, respectively. PIUs are a special type of limited liability company equity unit that allows the recipient to potentially participate in a future increase in the value of the Company. PIUs are issued for no consideration and generally provide for vesting over the requisite service period, subject to the recipient remaining an employee of the Company through each vesting date. The 2020 grants included 4,507 PIUs that contained certain performance vesting criteria related to the attainment of specified levels of return for certain other investors in Holley Stockholder. The weighted-average grant date fair value of these performance-based PIUs was $0.27 per unit. No expense has been recorded for the performance-based PIUs as meeting the necessary performance conditions for vesting is not considered probable.

As of September 26, 2021, there were 36,045 unvested PIUs with a weighted average grant date fair value of $0.64.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

During the 39-week periods ended September 26, 2021 and September 27, 2020, 2,169 and 1,228 PIUs were fully vested, respectively, with a total grant-date fair value of $2,110 and $356 in 2021 and 2020, respectively. As of September 26, 2021, there was $15,999 of total unrecognized compensation cost related to unvested time-based PIUs that is expected to be recognized over a remaining weighted-average period of 1.9 years.

During the 39-week period ended September 26, 2021, 2,614 PIUs were forfeited.

14. LEASE COMMITMENTS

The Company is obligated under various operating leases for manufacturing facilities, equipment and automobiles. Leases have a remaining term of one to ten years some of which have an option to renew. The aggregate future minimum fixed lease obligations under operating leases for the Company as of September 26, 2021, are as follows:

2021 (excluding the thirty-nine weeks ended September 26, 2021)	$1,705
2022	6,485
2023	5,036
2024	3,679
2025	2,752
Thereafter	11,045

For the 13-week periods ended September 26, 2021 and September 27, 2020, total rent expense under operating leases approximated $1,992 and $968, respectively. For the 39-week periods ended September 26, 2021 and September 27, 2020, total rent expense under operating leases approximated $5,665 and $3,337, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

15. ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes total acquisition, restructuring and management fee costs:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Acquisitions (1)	$204	$137	$3,415	$1,301
Restructuring (2)	140	955	1,265	4,323
Management fees (3)	23,274	894	25,813	2,665
Earn out adjustment (4)	—	—	17,173	—
Total acquisition, restructuring and management fees	$23,618	$1,986	$47,666	$8,289

(1)
Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions.
(2)
Includes costs incurred as part of the restructuring of operations including professional and consulting services.
(3)
Includes acquisition costs and management fees paid to Sentinel Capital Partners, including a fee of $23,275 paid in the 13-week period ended September 26, 2021 upon the Closing of the Business Combination.
(4)
A fair value adjustment to the contingent consideration payable from the Simpson acquisition.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

16. COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits and claims in the normal course of business. While the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of the matters will not have a material effect on the consolidated financial position or results of operations of the Company.

In September 2021, the Company experienced a cybersecurity incident. For details regarding this incident, see Part II - Other Information, Item 1A - Risk Factors of this Form 10-Q.

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and are recorded at the time of the sale.

The following table provides the changes in the Company's accrual for product warranties, which is classified as a component of accrued liabilities in the condensed consolidated balance sheets.

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Beginning balance	$2,928	$2,962	$3,989	$3,454
Accrued for current year warranty claims	2,027	3,710	5,462	7,637
Settlement of warranty claims	(2,310)	(3,176)	(6,806)	(7,595)
Ending balance	$2,645	$3,496	$2,645	$3,496

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references to “Holley,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of Holley Inc. The following discussion and analysis should be read in conjunction with Holley’s condensed consolidated financial statements and related notes thereto included in this quarterly report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause Holley’s actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein and under the caption, “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a designer, marketer, and manufacturer of high performance automotive aftermarket products serving car and truck enthusiasts, with sales, processing, and distribution facilities reaching most major markets in the United States, Canada, Europe and China. Holley designs, markets, manufactures and distributes a diversified line of performance automotive products including fuel injection systems, tuners, exhaust products, carburetors, safety equipment and various other performance automotive products. The Company’s products are designed to enhance street, off-road, recreational and competitive vehicle performance and safety.

Innovation is at the core of our business and growth strategy. Approximately 40%, 40% and 36%, of our annual sales for fiscal 2020, 2019 and 2018, respectively, were generated by products that we first introduced in the last five years. We have a history of developing innovative products, including new products in existing product families, product line expansions, and accessories, as well as products that bring us into new categories. We have thoughtfully expanded our product portfolio over time to adapt to consumer needs.

In addition, we have historically used strategic acquisitions to (i) expand our brand portfolio, (ii) enter new product categories and consumer segments, (iii) increase direct-to-consumer (“DTC”) scale and connection, (iv) expand share in current product categories and (v) realize value-enhancing revenue and cost synergies. While we believe our business is positioned for continued organic growth, we intend to continue evaluating opportunities for strategic acquisitions that would complement our current business and expand our addressable target market. Between 2014 and 2020 we completed eight acquisitions, which, as of the end of 2020, generated a total of $35 million of cost saving synergies through reductions in product cost, elimination of headcount, facility costs and other SG&A expenses.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those under the caption, “Risk Factors,” in our prospectus, as filed with the SEC on July 28, 2021, and those in our subsequent filings with the SEC.

Business Combination

On July 16, 2021 we consummated a business combination (“Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc., a direct wholly owned subsidiary of Empower (“Merger Sub I”), Empower Merger Sub II LLC, a direct wholly owned subsidiary of Empower (“Merger Sub II”), and Holley Intermediate Holdings, Inc. ("Holdings").

The Merger Agreement provided for, among other things, the following transactions: (i) Merger Sub I merged with and into Holdings, the separate corporate existence of Merger Sub I ceased and Holdings became the surviving corporation, and (ii) Holdings merged with and into Merger Sub II, the separate corporate existence of Holdings ceased and Merger Sub II became the surviving limited liability company. Upon closing, Empower changed its name to Holley Inc. and its trading symbol on the New York Stock Exchange (the “NYSE”) from “EMPW” to “HLLY.”

The Business Combination was accounted for as a reverse recapitalization. Holdings was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes, and financial statements for periods prior to the Business Combination are those of Holdings.

As a result of the Business Combination, Holley Inc. listed on the NYSE, which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees.

Acquisitions

Holley has historically pursued a growth strategy through both organic growth and acquisitions. The Company has pursued acquisitions that it believes will help drive profitability, cash flow and stockholder value. Holley targets companies that are market leaders, expand the Company’s geographic presence, provide a highly synergistic opportunity and/or enhance Holley’s ability to provide a wide array of its products to its customers through its distribution network.

The most significant of these acquisitions impacting the comparability of our operating results were:

•
AEM Performance Electronics: On April 14, 2021 Holley acquired AEM Performance Electronics (“AEM”), a developer and supplier of electronic control and monitoring systems for performance automotive applications. This acquisition increases Holley’s penetration into the import and other sport compact cars submarket.
•
Drake Automotive Group: On November 11, 2020 Holley acquired Drake Automotive Group LLC (“Drake”), a designer and seller of automotive aftermarket appearance parts, wheels, chassis & suspension products and accessories. This acquisition increases Holley’s penetration within the Ford/Mustang platform where it has historically been under indexed relative to the market.
•
Simpson Performance Products: On November 16, 2020 Holley acquired Simpson Performance Products, Inc. (“Simpson”), a designer and seller of motorsport safety products including helmets head & neck restraints, seat belts, firesuits and more. This acquisition extended Holley’s footprint into the safety and racing segment.

The acquisitions have all been accounted for in accordance with FASB ASC Topic 805, Business Combinations, and the operations of the acquired entities are included in our historical results for the periods following the closing of the acquisition. See Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” and Note 2, “Business Combination and Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Company’s acquisitions and investments.

Seasonality

Holley’s operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond the Company’s control. Due to these factors and others, which may be unknown to the Company at this time, operating results in future periods can be expected to fluctuate. Accordingly, the Company’s historical results of operations may not be indicative of future performance.

Geopolitical

Geopolitical factors could adversely impact the U.S. and other economies, with specific impacts felt by the automotive sector. In particular, changes to international trade agreements, such as the United States-Mexico-Canada Agreement or other political pressures could affect the operations of the Company’s customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions.

Competition

The performance automotive industry is highly competitive. The principal factors on which industry participants compete include technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service, reliable order execution, and price. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If Holley’s market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Regulatory Environment

Holley is subject to federal, state and local regulations including consumer laws and regulations, tax laws and regulations, and engineering and environmental laws and regulations. Holley’s current business plan assumes no material change in these laws and regulations. In the event any such change occurs, compliance with new laws and regulations might significantly affect Holley’s operations and cost of doing business.

COVID-19 Outbreak

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has experienced disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition is currently uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the utilization and effectiveness of treatments and vaccines, the imposition of effective public safety and other protective measures, the further impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic, including variants such as Delta, not improve or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.

Key Components of Results of Operations

Net Sales

The principal activity from which the Company generates its sales is the designing, marketing, manufacturing and distribution of performance after-market automotive parts for its end consumers. Sales are displayed net of rebates and sales returns allowances. Sales returns are recorded as a charge against gross sales in the period in which the related sales are recognized.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of purchased parts and manufactured products, including materials and direct labor costs. In addition, warranty, shipping and handling and inspection and repair costs are also included within costs of goods sold. Reductions in the cost of inventory to its net realizable value are also a component of cost of goods sold.

Gross Profit and Gross Margin

Gross profit consists of Holley’s net sales less its cost of goods sold. Gross margin is gross profit as a percentage of net sales.

Selling, General, and Administrative

Selling, general, and administrative consist of payroll and related personnel expenses, IT and office services, office rent expense and professional services. In addition, self-insurance, advertising, research and development, pre-production and start-up costs are also included within selling, general, and administrative. The Company expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

Research and Development Costs

Research and development costs consist of personnel expenses and other costs associated with the development and innovation of new products as well as the maintenance of existing products.

Amortization of Intangible Assets

Amortization of intangibles consists of amortization of definite-lived intangible assets over their respective useful lives.

Acquisition and Restructuring Costs

Acquisition and restructuring costs consist of professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions. In addition, operational restructuring costs are included within this classification.

Related Party Acquisition and Management Fee Costs

Related party acquisition and management fee costs consist of fees paid to the Company’s private equity sponsor pursuant to a management services agreement for management services and consulting services directly attributable to potential acquisitions. Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated.

Other Expense (Income)

Other expenses consist of foreign currency transaction gains and losses, gains and losses on the disposal of fixed asset and other miscellaneous items.

Operating Income

Operating income consists of Holley’s gross profit less selling, general and administrative expenses, amortization of intangibles, acquisition, restructuring and management fee costs and other expenses.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability includes net gains and losses from the revaluation of the warrant liability. Warrants recorded as liabilities are remeasured at their fair value each reporting period.

Change in Fair Value of Earn-Out Liability

Change in fair value of earn-out liability includes net gains and losses from the revaluation of the Earn-Out Shares. Earn-Out Shares recorded as liabilities are remeasured at their fair value each reporting period.

Loss on Early Extinguishment of Debt

Loss on the early extinguishment of debt is comprised of the write-off of certain deferred financing costs as a result of the early paydown on Holley's second-lien notes.

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on LIBOR or the prime rate, plus the applicable margin rate. As of September 26, 2021, $539.2 million was outstanding under the First Lien Credit Agreement and $45.0 million outstanding under our Second Lien Credit Agreement.

Income Tax Expense

Income tax expense consists of the Company’s current income tax expense less the deferred income tax benefit.

Foreign Currency Translation Adjustment

Foreign currency translation adjustment is based on the translation of assets and liabilities translated using period end exchange rates and revenue and expenses translated using average exchange rates.

Results of Operations

13-Week Period Ended September 26, 2021 Compared With 13-Week Period Ended September 27, 2020

The table below presents Holley’s results of operations for the 13-week periods ended September 26, 2021 and September 27, 2020:

	For the thirteen weeks ended		Change
	September 26, 2021	September 27, 2020	$	%

Net sales	$159,673	$133,307	$26,366	19.8%
Cost of goods sold	94,475	77,778	16,697	21.5%
Gross profit	65,198	55,529	9,669	17.4%
Selling, general, and administrative	28,891	17,303	11,588	67.0%
Research and development costs	7,133	5,982	1,151	19.2%
Amortization of intangible assets	3,553	2,699	854	31.6%
Acquisition and restructuring costs	368	1,092	(724)	(66.3%)
Related party acquisition and management fee costs	23,250	894	22,356	2,501%
Other expense (income)	89	(821)	910	n/a
Operating income	1,914	28,380	(26,466)	(93.3%)
Change in fair value of warrant liability	17,273	—	17,273	n/a
Change in fair value of earn-out liability	6,866	—	6,866	n/a
Loss on early extinguishment of debt	1,425	—	1,425	n/a
Interest expense	9,851	9,325	526	5.6%
Income before income taxes	(33,501)	19,055	(52,556)	(275.8%)
Income tax expense	(3,301)	5,512	(8,813)	(159.9%)
Net income	(30,200)	13,543	(43,743)	(323.0%)
Foreign currency translation adjustment	(31)	—	(31)	n/a
Total comprehensive income	$(30,231)	$13,543	$(43,774)	(323.2%)

Net Sales

Net sales for the 13-week period ended September 26, 2021 increased $26.4 million, or 19.8%, to $159.7 million, as compared to $133.3 million for the 13-week period ended September 27, 2020. Net sales during the 13-week period ended September 26, 2021 increased $29.8 million due to our recent business acquisitions. Additionally, we estimate that approximately $7 million of sales were deferred from third quarter into fourth quarter due to a cybersecurity incident near the end of the quarter.

Cost of Goods Sold

Cost of goods sold for 13-week period ended September 26, 2021 increased $16.7 million, or 21.5%, to $94.5 million, as compared to $77.8 million for the 13-week period ended September 27, 2020. The increase in cost of goods sold during the 13-week period ended September 26, 2021 was in line with a corresponding increase in product sales during such period.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended September 26, 2021 increased $9.7 million, or 17.4%, to $65.2 million, as compared to $55.5 million for the 13-week period ended September 27, 2020. The increase in gross profit was driven by the increase in sales. Gross margin for the 13-week period ended September 26, 2021 was 40.8% compared to a gross margin of 41.7% for the 13-week period ended September 27, 2020.

The decline in margin is attributable to increased inbound shipping costs, some component cost increases, and product mix.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended September 26, 2021 increased $11.6 million, or 67.0%, to $28.9 million, as compared to $17.3 million for the 13-week period ended September 27, 2020. When expressed as a percentage of sales, selling, general and administrative costs increased to 18.1% of sales for the 13-week period ended September 26, 2021, as compared to 13.0% of sales in 2020. $5.4 million of the increase is related to selling, general and administrative costs of recent acquisitions. The increase in costs was also driven by a $2.4 million increase in compensation expense related to equity awards, a $1.2 million increase in outbound shipping costs related to higher sales and domestic supply chain pressure, and a $0.5 million increase in professional fees, primarily due to the Business Combination and as a result of becoming a public company.

Research and Development Costs

Research and development costs for the 13-week period ended September 26, 2021 increased $1.1 million, or 19.2%, to $7.1 million, as compared to $6.0 million for the 13-week period ended September 27, 2020. The increase in research and development costs was primarily due to headcount investments as we continue to pursue product innovation and new products.

Amortization of Intangible Assets

Amortization of intangible assets for the 13-week period ended September 26, 2021 increased $0.8 million, or 31.6%, to $3.5 million, as compared to $2.7 million for the 13-week period ended September 27, 2020 due to recent acquisitions.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 13-week period ended September 26, 2021 decreased $0.7 million, to $0.4 million, as compared to $1.1 million for the 13-week period ended September 27, 2020, reflecting lower restructuring costs related to the businesses recently acquired.

Related Party Acquisition and Management Fee Costs

Related party acquisition and management fees for the 13-week period ended September 26, 2021 were $23.3 million, which represents a fee paid upon the Closing of the Business Combination. Related party acquisition and management fee costs were $0.9 million for the 13-week period ended September 27, 2020.

Operating Income

As a result of factors described above, operating income for the 13-week period ended September 26, 2021 decreased ($26.4) million, or (93.3%), to $1.9 million, as compared to $28.3 million for the 13-week period ended September 27, 2020.

Change in Fair Value of Warrant Liability

For the 13-week period ended September 26, 2021 we recognized a loss of $17.3 million from the change in fair value of the warrant liability.

Change in Fair Value of Earn-Out Liability

For the 13-week period ended September 26, 2021 we recognized a loss of $6.9 million from the change in fair value of the earn-out liability.

Loss on Early Extinguishment of Debt

For the 13-week period ended September 26, 2021 we recognized a loss of $1.4 million from the write-off of unamortized debt issuance costs as we used a portion of the net proceeds from the Business Combination to repay $100 million of the outstanding principal of our second lien note.

Interest Expense

Interest expense for the 13-week period ended September 26, 2021 increased $0.5 million, or 5.6%, to $9.8 million as compared to $9.3 million for the 13-week period ended September 27, 2020, due to a higher effective interest rate which offset the favorable impact of the $100 million paydown on our second lien note.

Income before Income Taxes

As a result of factors described above, income before income taxes for the 13-week period ended September 26, 2021 decreased $52.5 million to ($33.5) million, as compared to $19.0 million for the 13-week period ended September 27, 2020.

Income Tax Expense

Income tax expense for the 13-week period ended September 26, 2021 decreased $8.8 million to ($3.3) million, as compared to $5.5 million for the 13-week period ended September 27, 2020. The decrease resulted primarily from the increased costs associated with the Business Combination. The effective tax rates were 9.9% and 28.9% for the 13-week periods ended September 26, 2021 and September 27, 2020, respectively.

Net Income

As a result of factors described above, net income for the 13-week period ended September 26, 2021 decreased $43.7 million to ($30.2) million, as compared to $13.5 million for the 13-week period ended September 27, 2020.

Total Comprehensive Income

As a result of factors described above, total comprehensive income for the 13-week period ended September 26, 2021 decreased $43.7 million to ($30.2) million, as compared to $13.5 million for the 13-week period ended September 27, 2020.

39-Week Period Ended September 26, 2021 Compared With 39-Week Period Ended September 27, 2020

The table below presents Holley’s results of operations for the 39-week periods ended September 26, 2021 and September 27, 2020:

	For the thirty-nine weeks ended		Change
	September 26, 2021	September 27, 2020	$	%

Net sales	$513,046	$365,760	$147,286	40.3%
Cost of goods sold	300,969	212,070	88,899	41.9%
Gross profit	212,077	153,690	58,387	38.0%
Selling, general, and administrative	79,093	48,790	30,303	62.1%
Research and development costs	20,167	17,198	2,969	17.3%
Amortization of intangible assets	10,391	8,099	2,292	28.3%
Acquisition and restructuring costs	21,877	5,624	16,253	289.0%
Related party acquisition and management fee costs	25,789	2,665	23,124	867.7%
Other income	3	(1,089)	1,092	n/a
Operating income	54,757	72,403	(17,646)	(24.4%)
Change in fair value of warrant liability	17,273	—	17,273	n/a
Change in fair value of earn-out liability	6,866	—	6,866	n/a
Loss on early extinguishment of debt	1,425	—	1,425	n/a
Interest expense	31,096	31,843	(747)	(2.3%)
Income before income taxes	(1,903)	40,560	(42,463)	(104.7%)
Income tax expense	7,255	9,656	(2,401)	(24.9%)
Net income	(9,158)	30,904	(40,062)	(129.6%)
Foreign currency translation adjustment	(12)	—	(12)	n/a
Total comprehensive income	$(9,170)	$30,904	$(40,074)	(129.7%)

Net Sales

Net sales for the 39-week period ended September 26, 2021 increased $147.2 million, or 40.3%, to $513.0 million, as compared to $365.8 million for the 39-week period ended September 27, 2020. Net sales during the 39-week period ended September 26, 2021 increased $93.0 million due to our recent business acquisitions. In addition, our electronic products increased $32.6 million, or 16.5%, and our exhaust products increased $6.3 million, or 11.9%, primarily due higher sales volume reflecting the continued success of our new product introductions.

Cost of Goods Sold

Cost of goods sold for the 39-week period ended September 26, 2021 increased $88.9 million, or 41.9%, to $301.0 million, as compared to $212.1 million for the 39-week period ended September 27, 2020. The increase in cost of goods sold during the 39-week period ended September 26, 2021 was in line with a corresponding increase in product sales during such period.

Gross Profit and Gross Margin

Gross profit for the 39-week period ended September 26, 2021 increased $58.3 million, or 38.0%, to $212.0 million, as compared to $153.7 million for the 39-week period ended September 27, 2020. The increase in gross profit was driven by the increase in sales. Gross margin for the 39-week period ended September 26, 2021 was 41.3% compared to a gross margin of 42.0% for the 39-week period ended September 27, 2020. The decline in margin is attributable to increased inbound shipping costs, some component cost increases, and product mix.

Selling, General and Administrative

Selling, general and administrative costs for the 39-week period ended September 26, 2021 increased $30.3 million, or 62.1%, to $79.1 million, as compared to $48.8 million for the 39-week period ended September 27, 2020. When expressed as a percentage of sales, selling, general and administrative costs increased to 15.4% of sales for the 39-week period ended September 26, 2021, as compared to 13.3% of sales in 2020. $14.4 million of the increase is related to selling, general and administrative costs of recent acquisitions. The increase in costs was driven by a $4.5 million increase in shipping and handling costs related to higher sales, a $4.0 million increase in professional fees, primarily due to the Business Combination and as a result of becoming a public company, and a $2.4 million increase in compensation expense related to equity awards.

Research and Development Costs

Research and development costs for the 39-week period ended September 26, 2021 increased $2.9 million, or 17.3%, to $20.1 million, as compared to $17.2 million for the 39-week period ended September 27, 2020. The increase in research and development costs were primarily due to headcount investments as we continue to pursue product innovation and new products.

Amortization of Intangible Assets

Amortization of intangible assets for the 39-week period ended September 26, 2021 increased $2.3 million, or 28.3%, to $10.4 million, as compared to $8.1 million for the 39-week period ended September 27, 2020 due to recent acquisitions.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 39-week period ended September 26, 2021 increased $16.3 million, or 289.0%, to $21.9 million, as compared to $5.6 million for the 39-week period ended September 27, 2020. The increase was primarily due to an increase of $17.2 million to the contingent consideration payable from the Simpson acquisition.

Related Party Acquisition and Management Fee Costs

Related party acquisition and management fee costs for the 39-week period ended September 26, 2021 were $25.8 million, which includes a fee of $23.3 million paid upon the Closing of the Business Combination. Related party acquisition and management fee costs for the 39-week period ended September 27, 2020 were $2.7 million.

Operating Income

As a result of factors described above, operating income for the 39-week period ended September 26, 2021 increased ($17.7) million, or (24.4%), to $54.7 million, as compared to $72.4 million for the 39-week period ended September 27, 2020.

Change in Fair Value of Warrant Liability

For the 39-week period ended September 26, 2021 we recognized a loss of $17.3 million from the change in fair value of the warrant liability.

Change in Fair Value of Earn-Out Liability

For the39-week period ended September 26, 2021 we recognized a loss of $6.8 million from the change in fair value of the earn-out liability.

Loss on Early Extinguishment of Debt

For the 39-week period ended September 26, 2021 we recognized a loss of $1.4 million from the write-off of unamortized debt issuance costs as we used a portion of the net proceeds from the Business Combination to repay $100 million of the outstanding principal of our second lien note.

Interest Expense

Interest expense for the 39-week period ended September 26, 2021 decreased ($0.7) million, or (2.3%), to $31.1 million, as compared to $31.8 million for the thirty-nine weeks ended September 27, 2020. The decrease was primarily due to a lower effective interest rate.

Income before Income Taxes

As a result of factors described above, income before income taxes for the 39-week period ended September 26, 2021 decreased $42.5 million, or (104.7%), to ($1.9) million, as compared to $40.6 million for the 39-week period ended September 27, 2020.

Income Tax Expense

Income tax expense for the 39-week period ended September 26, 2021 decreased $2.4 million to $7.3 million, as compared to $9.7 million for the 39-week period ended September 27, 2020. We recognized tax expense on a net loss for the 39-week period ended September 26, 2021 due to permanent differences resulting from the Business Combination and the adjustment to the Simpson earnout during the period. The effective tax rate for the 39-week period ended September 27, 2020 was 23.8%.

Net Income

As a result of factors described above, net income for the 39-week period ended September 26, 2021 decreased $40.1 million to ($9.2) million, as compared to $30.9 million for the 39-week period ended September 27, 2020.

Total Comprehensive Income

As a result of factors described above, total comprehensive income for the 39-week period ended September 26, 2021 decreased $40.1 million to ($9.2) million, as compared to $30.9 million for the 39-week period ended September 27, 2020.

Non-GAAP Financial Measures

Holley believes EBITDA and Adjusted EBITDA are useful to investors in evaluating the Company’s financial performance. In addition, Holley uses these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business. Holley believes that these non-GAAP financial measures help to depict a more realistic representation of the performance of the underlying business, enabling the Company to evaluate and plan more effectively for the future. Holley believes that investors should have access to the same set of tools that its management uses in analyzing operating results.

Holley defines EBITDA as earnings before (a) interest expense, (b) income taxes and (c) depreciation and amortization. Holley defines Adjusted EBITDA as EBITDA plus (i) notable items that in 2021 consist primarily of the amortization of the fair market value increase in inventory and in 2020 consist primarily of the amortization of the fair market value increase in inventory and a legal settlement, (ii) compensation expense related to equity awards (iii) acquisition and restructuring costs, which for the 39-week period ended September 26, 2021 includes a $17.2 million adjustment due to a change in the fair value of the Simpson acquisition contingent consideration payable, (iv) changes in the fair value of the warrant liability, (v) changes in the fair value of the earn-out liability, (vi) losses from the early extinguishment of debt, (vii) related party acquisition and management fee costs, and (viii) other expenses, which includes losses from disposal of fixed assets and foreign currency transactions. We have included within the definition of Adjusted EBITDA the changes in the fair value of the warrant liability, changes in the fair value of the earn-out liability and losses from the early extinguishment of debt, as management believes such matters, when they occur, do not directly reflect the performance of the underlying business.

EBITDA and Adjusted EBITDA are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from or included in these metrics are significant components in understanding and assessing Holley’s financial performance. These metrics should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

The following unaudited table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the 13-week and 39-week periods ended September 26, 2021 and September 27, 2020:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Net income (loss)	$(30,200)	$13,543	$(9,158)	$30,904
Adjustments:
Depreciation	2,875	2,026	7,328	6,039
Amortization of intangible assets	3,553	2,699	10,391	8,099
Interest expense	9,851	9,325	31,096	31,843
Income tax expense (benefit)	(3,301)	5,512	7,255	9,656
EBITDA	(17,222)	33,105	46,912	86,541
Notable items	938	205	10,513	1,643
Equity-based compensation expense	2,486	121	2,748	356
Acquisition and restructuring costs	368	1,092	21,877	5,624
Change in fair value of warrant liability	17,273	—	17,273	—
Change in fair value of earn- out liability	6,866	—	6,866	—
Loss on early extinguishment of debt	1,425	—	1,425	—
Related party acquisition and management fee costs	23,250	894	25,789	2,665
Other expense	89	(821)	3	(1,089)
Adjusted EBITDA	$35,473	$34,596	$133,406	$95,740

Liquidity and Capital Resources

Holley’s primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. The Company has generally financed its historical needs with operating cash flows, capital contributions and borrowings under its credit facilities. These sources of liquidity may be impacted by various factors, including demand for Holley’s products, investments made in acquired businesses, plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology.

The Company believes that its cash on hand, cash from operations and borrowings available under its revolving credit facility will be sufficient to satisfy its liquidity needs and capital expenditure requirements for at least the next twelve months. As of September 26, 2021, the Company had $48.8 million available to be drawn under its revolving credit facility.

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented:

39-Week Period Ended September 26, 2021 Compared With 39-Week Period Ended September 27, 2020

	For the thirty-nine weeks ended
	September 26, 2021	September 27, 2020
Cash flows from operating activities	$24,917	$75,604
Cash flows used in investing activities	(71,931)	(6,703)
Cash (used in) from financing activities	29,267	(22,500)
Net increase (decrease) in cash and cash equivalents	$(17,747)	$46,401

Operating Activities. Cash provided by operating activities for the 39-week period ended September 26, 2021 was $24.9 million compared to cash provided by operating activities of $75.6 million during the 39-week period ended September 27, 2020. Cash provided by accounts receivable and accounts payable increased by $10.5 million and $7.9 million, respectively. Offsetting these increases were decreases in cash provided by inventory, accrued liabilities, and prepaids and other current assets of $59.2 million, $14.1 million, and $6.0 million, respectively. The changes in accrued liabilities, accounts receivable, inventory and accounts payable reflect the growth in the business in 2021.

Investing Activities. Cash used in investing activities for the 39-week period ended September 26, 2021 was $71.9 million, which included $61.8 million relating to acquisitions and $10.5 million relating to capital expenditures. During the 39-week period ended September 27, 2020, cash used in investing activities was $6.7 million, primarily relating to capital expenditures.

Financing Activities. Cash provided by financing activities for the 39-week period ended September 26, 2021 was $29.3 million, which included $132.3 million in cash received due to the recapitalization and $103.0 million in principal payments on long-term debt. Cash used in financing activities for the 39-week period ended September 27, 2020 primarily reflected principal payments on long-term debt.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements at September 26, 2021, September 27, 2020, or December 31, 2020.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgements and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the assumptions, judgements and estimates associated with the following have the greatest potential impact on, and are critical to the understanding of, our results of operations: revenue recognition, accounts receivable and allowance for credit losses, inventory, goodwill and intangible assets, income taxes, business combinations and purchase accounting. For further information see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

Revenue Recognition

The Company recognizes revenue with customers when control of the promised goods transfers to the customer. This generally occurs when the product is delivered to the customer. Revenue is recorded at the amount of consideration the Company expects to be entitled to in exchange for the delivered goods, which includes an estimate of variable consideration, expected returns, or refunds when applicable. The Company estimates variable consideration, such as sales incentives, by using the most likely amount approach, which considers the single most likely amount from a range of possible consideration amounts. Estimates of variable consideration result in an adjustment to the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future. Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. Revenue is recorded net of sales tax. Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in selling, general and administrative costs.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represent amounts due from customers in the ordinary course of business. The receivables are stated at the amount management expects to collect. The Company is subject to risk of loss from uncollectible receivables in excess of its allowance. The Company maintains an allowance for credit losses for estimated losses from customers’ inability to make required payments. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer credit worthiness, current economic trends and changes in customer payment patterns. Accounts are written off when management determines the account is uncollectable. Interest is not charged on past due accounts.

Inventory

The Company’s inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

We regularly monitor inventory quantities on hand and on order and record write-downs for excess and obsolete inventories based on our estimate of the demand for our products, potential obsolescence of technology, product life cycles, and when pricing trends or forecast indicate that the carrying value of inventory exceeds our estimated selling price. These factors are affected by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on our gross margin. If inventory is written down, a new cost basis will be established that cannot be increased in future periods.

Goodwill and Intangible Assets

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill represents the excess of the purchase price paid over the fair value of its identifiable net assets acquired. If the carrying amount of the goodwill exceeds the fair value, then an impairment loss will be recognized in the amount equal to the excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Accounting guidance on the testing of goodwill for impairment allows entities testing goodwill for impairment, the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform such impairment test.

Under Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, step 2 of the goodwill impairment test has been eliminated. Step 2 of the goodwill impairment test required companies to determine the implied fair value of the reporting unit’s goodwill. Under the new standard, an entity recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Intangible assets include trade names, customer relationships and developed technology obtained through business acquisitions. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible assets acquired. Intangible assets with finite lives are amortized over their estimated useful life and are reported net of accumulated amortization, separately from goodwill. Indefinite life intangibles are not amortized but are subject to testing for impairment annually.

Income Taxes

We are subject to income taxes in the U.S. (federal and state) and foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The income tax effects of these differences are classified as long-term deferred tax assets and liabilities in our condensed consolidated balance sheets.

Significant judgments are required in order to determine the realizability of these deferred tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including but not limited to, historical operating results, forecasted earnings, estimates of future taxable income of a character necessary to realize the deferred asset, relative proportions of revenue and pre-tax income in the various domestic and jurisdictions in which we operate, and the existence of prudent and feasible tax planning strategies. Changes in the expectations regarding the realization of deferred tax assets could materially impact income tax expense in future periods.

Business Combinations and Purchase Accounting

Business combinations are accounted for using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. The excess of the purchase price over the estimated fair value is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for certain acquisitions the Company retains the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using various methodologies including discounted cash flows, relief from royalty, and multiperiod excess earnings depending on the type of intangible asset purchased. These methodologies incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates.

Recent Accounting Pronouncements

For a discussion of Holley’s new or recently adopted accounting pronouncements, see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. The Company generally does not hedge its interest rate exposure. The Company had $588.5 million of debt outstanding as of September 26, 2021. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $5.9 million change to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of September 26, 2021, the majority the Company’s cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of September 26, 2021, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euros and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 4. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 26, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the 13-week period ended September 26, 2021, we completed the Business Combination and the internal controls of Holley Intermediate became our internal controls. Management has added resources and implemented a number of process changes to improve the design and implementation of our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, in a manner commensurate with the scale of our operations subsequent to the Business Combination.

Part II - Other Information

Item 1. Legal Proceedings

We are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.

Item 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed below, those under the caption “Risk Factors” included in our prospectus, as filed with the SEC on July 28, 2021, and those in our subsequent filings with the SEC. Such risks, uncertainties and other factors may cause our actual results, performance and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Other than the risk factor set forth below, there have been no material changes in our risk factors since our prospectus, as filed with the SEC on July 28, 2021.

The Company relies on complex information systems for management of its manufacturing, distribution, sales and other functions. If the Company’s information systems fail to perform these functions adequately or if the Company experiences an interruption in their operation, including a breach in cyber security, its business, sales, financial condition and results of operations could suffer.

All of the Company’s major operations, including manufacturing, distribution, sales and accounting, are dependent upon the Company’s complex information systems. The Company’s information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood, hurricane and other natural disasters;

•	power loss, computer systems failure, Internet and telecommunications or data network failure; and

•	hackers, computer viruses, software bugs or glitches.

Any damage or significant disruption in the operation of such systems, the failure of the Company’s information systems to perform as expected, the failure to successfully integrate the information technology systems of the businesses that the Company has recently acquired or any security breach to the information systems (including financial or credit/payment frauds) would disrupt the Company’s business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect the Company’s reputation, operations, financial performance and condition.

Our information systems are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, or physical breaches, that can cause deliberate or unintentional damage, create system disruptions, unauthorized acquisition of our or customer information, or destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems. For example, we were the target of an external cyber-attack in third quarter 2021, which resulted in a temporary suspension of services to our customers. To date these incidents have not had a material impact on the Company’s reputation, operations, financial performance and condition; however, there is no assurance that such impacts will not be material in the future, and such incidents have in the past and may in the future have the impacts discussed below. Any future successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business.

Moreover, the threat of cyber-attacks is constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures and we cannot ensure that we will be able to identify, prevent or contain the effects of future cyber-attacks or other cybersecurity risks that bypass our security measures or disrupt our information technology systems or business. While we have security technologies, processes and procedures in place to protect against cybersecurity risks and security breaches, the hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information security. In addition, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are becoming increasingly sophisticated, and may not immediately produce signs of intrusion, we may be unable to anticipate these techniques, timely discover or counter them or implement adequate preventative measures.

As a result of any such incidents, we could be subject to litigation and regulatory risk, civil and criminal penalties, additional costs and diversion of management attention due to investigation, remediation efforts and engagement of third party consultants and legal counsel in connection with such incidents, payment of “ransoms” to regain access to our systems and information, loss of customers, damage to customer relationships, reduced revenue and profits, refunds of customer charges and damage to our reputation, any of which could have a material adverse effect on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities and in some cases are subject to deductibles and layers of self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the 13-week period ended September 26, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In October 2021, the Nominating and Governance Committee of the Company’s Board of Directors established procedures for stockholders of the Company to recommend director nominees. Under such procedures, any stockholder who wishes to propose director nominees for consideration by the Company’s Nominating and Governance Committee, but does not wish to present such proposal at an annual meeting of stockholders, may do so at any time by sending each proposed nominee’s name and a description of his or her qualifications for board membership to the chair of the Nominating and Governance Committee in writing to, c/o Chief Financial Officer, at Holley Inc., 1801 Russellville Road, Bowling Green, KY 42101. The recommendation should contain all of the information regarding the nominee required under the “advance notice” provisions of the Company’s bylaws. The Nominating and Governance Committee evaluates nominee recommendations submitted by stockholders in the same manner in which it evaluates other director nominees.

Item 6. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC and Holley Intermediate Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Bylaws of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.1

Amended and Restated Registration Rights Agreement, dated as of July 16, 2021, by and among Empower Sponsor Holdings LLC, Holley Parent Holdings LLC and Holley Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.2

Stockholders’ Agreement, dated as of July 16, 2021, by and among Holley Inc., Empower Sponsor Holdings LLC, MidOcean Partners V, L.P., MidOcean Partners V Executive, L.P., Holley Parent Holdings, LLC, Sentinel Capital Partners V, L.P., Sentinel Capital Partners V-A, L.P., and Sentinel Capital Investors V, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.3	Holley 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company’s Registration Statement on Form S-4/A, filed with the SEC on May 25, 2021).
10.4

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Thomas W. Tomlinson (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.5

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Dominic Bardos (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.6

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Sean Crawford (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.7

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Terrill M. Rutledge (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.8

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Vinod Nimmagadda (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.9	Form of Indemnification Agreement of Holley Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.10	Form of Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.11	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.12

Non-Disclosure Agreement, dated as of August 10, 2021, between the Company, Sentinel Capital Partners, L.L.C., Owen Basham and James Coady (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2021).

10.13

Non-Disclosure Agreement, dated as of August 10, 2021, between the Company, MidOcean US Advisor, LP, Matthew Rubel and Graham Clempson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Dominic Bardos
Dominic Bardos
Chief Financial Officer (Duly Authorized Officer)

November 10, 2021