Form 10-K/A
period 2020-12-31
Holley Inc.
filed 2022-02-04
CIK 1822928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-39599

HOLLEY, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-1727560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 Russelville Road, Bowling Green, KY	42101
(Address of principal executive offices)	(Zip Code)
(270) 495-4801 Registrant’s telephone number, including area code
Empower LTD.
c/o MidOcean Partners
245 Park Avenue, 38th Floor
New York, NY 10167
(Former name or former address of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	HLLY	The New York Stock Exchange
Warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	HLLY WS	The New York Stock Exchange
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
Rule 12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The Registrant was not a public company at June 30, 2020, the last business day of the Registrant’s second fiscal quarter for the fiscal year ended December 31, 2020, and therefore it cannot calculate the aggregate market value of its voting and non-voting
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

EXPLANATORY NOTE
Holley Inc. (the “Company,” “we”, “our” or “us”) formerly known as Empower Ltd. prior to the consummation of the previously announced business combination on July 16, 2021 (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. (“Holley Intermediate”), is filing this Amendment No. 2 to its Annual Report on Form
10-K/A
(this “Amendment No. 2”), to amend and restate certain items of its Annual Report on Form
10-K
for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 8, 2021 (the “Original Filing”), amended on May 18, 2021 (“Amendment No. 1”). We are also restating the financial statement as of October 9, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).
Restatement Background
The Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A ordinary shares subject to possible redemption. The Company previously determined the value of such Class A ordinary shares to be equal to the redemption value of such shares of Class A ordinary shares, after taking into consideration the terms of the Company’s Amended and Restated Memorandum and Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A ordinary shares underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A ordinary shares subject to possible redemption should reflect the possible redemption of all shares of Class A ordinary shares. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and shares of Class A ordinary shares.
As a result, on December 14, 2021, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.
The Company has not amended its Current Report on
Form 8-K
filed on October 16, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, Part I, Item 1A Risk Factors, Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8 Financial Statements and Supplementary Data and Part II, Item 9A Controls and Procedures have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.
In addition, as required by
Rule 12b-15
under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1, and 32.2) to this Amendment under Item 15 of Part IV hereof.
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
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-K/A,
Amendment No. 1 and Amendment No. 2 to the December 31, 2020 Form
10-K,
a material weakness existed in internal control over financial reporting at Empower Ltd. prior to the Business Combination and disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form
10-K/A
Amendment No. 2.

Items Amended In This Amendment
For the convenience of the reader, this Amendment No, 2 sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form
10-K/A
to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

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
10-K/A
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
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “
Risk Factors
.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

v

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

We intend to seek candidates with an enterprise value of at least $750 million, and we intend to seek to acquire companies that encompass one or more of the following characteristics:

•
Strong core business with a competitive market position
: We will seek targets that have leading market share, demonstrated competitive advantages, and well-established barriers to entry. The target business should have characteristics that are difficult to replicate, have multiple opportunities for growth and operate in markets with strong fundamentals.

•
Attractive financial profile
: We will seek to acquire a business that has a demonstrated history of strong financial performance coupled with multiple vectors for continued future growth and strong operating margins that result in stable and sustainable free cash flow generation.

•
Proven management team
: We intend to acquire a business with an experienced management team with a proven track record of driving growth, enhancing profitability and implementing sound strategic decisions. We want to partner with a company that can benefit from our experience and long history of investing in successful companies.

•	Strong corporate culture : We seek to partner with a company that has cultivated a robust corporate culture, is mission-driven with a distinct purpose and is committed to a defined set of core values.

•
Opportunity for operational improvement
: We believe that a key driver of value creation will be the accurate identification of areas to strengthen operations and enhance execution, and we intend to identify candidates that will benefit from our knowledge, capabilities and expertise.

•
Platform for organic and potentially inorganic growth
: We believe that we can utilize our expertise and extensive networks to source proprietary business or acquisition opportunities to accelerate the growth trajectory of a target business.

•
Will benefit from being a public company
: We will seek management and shareholders who aspire to have their company become a public entity in order to have broader access to debt and equity capital, liquidity and incentives for employees, a currency for potential acquisitions and expanded brand and growth initiative.

•
Appropriate valuation
: We intend to be disciplined and focused on acquiring a target at an attractive valuation relative to publicly traded comparable companies and that we believe provides significant upside.

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
We maintain a corporate website at
www.empowermidocean.com
. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this report.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K/A,
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
per-share
redemption amount received by shareholders may be less than $10.00 per public share
” and other risk factors herein.
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
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. Our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement, which is described herein under the section entitled “
Certain Relationships and Related Transactions, and Director Independence — Registration and Shareholder Rights
.”
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
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “
Directors, Executive Officers and Corporate Governance
.”

Our warrants and the forward purchase agreement are accounted for as liabilities and the changes in value of our warrants and the forward purchase agreement could have a material effect on our financial results.
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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Annual Report, we identified material weaknesses in our internal control over financial reporting related to Empower Ltd.’s accounting and reporting of complex financial instruments, including application of ASC
480-10-S99-3A
to the Company’s accounting classification of public shares. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. These material weaknesses resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated
deficit, net income, earnings per share and related financial disclosures.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which
may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “
Directors, Executive Officers and Corporate Governance
” and “
Certain Relationships and Related Party Transactions, and Director Independence
.”
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
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
outbreak and the status of debt and equity markets
.
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
per-share
redemption amount received by shareholders may be less than $10.00 per public share
” and other risk factors herein.
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
per-share
redemption amount received by shareholders may be less than $10.00 per public share
” and other risk factors herein.
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
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “
Directors, Executive Officers and Corporate Governance
.”
Our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Founders, sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.
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
Holders of Class
 A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination
.
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
Our sponsor owns, on an
as-converted
basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities other the forward purchase agreement further described herein under the section entitled “
Certain Relationships and Related Transactions, and Director Independence — Forward Purchase Agreement
.” Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. In addition, the founder shares, all of which are held by our sponsor, will, in a vote to transfer the Company by way of continuation out of the Cayman Islands to another jurisdiction (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds
of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Annual Report on Form
10-K/A
to “we,” “us,” “our” or the “Company” refer to Empower Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Empower Sponsor Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K/A.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K/A.
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
Restatements and Revision of Previously Issued Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and ordinary shares.
As a result of the restatement described in Note 2 – Amendment No. 1 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and the forward purchase agreement as liabilities at their fair value and adjust the warrant instrument and the forward purchase agreement to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,000,000 shares of Class A ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period presented.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06
— “Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)”,
to simplify accounting for certain financial instruments ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due to the material weakness in internal control over financial reporting related to Empower Ltd.’s accounting for complex financial instruments, as described in the Explanatory Note and Note 2 to the accompanying financial statements. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form
10-K/A
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Restatement of Previously Issued Financial Statements
On May 17, 2021, we revised our prior position on accounting for warrants and the forward purchase agreement and concluded that our previously issued financial statements as of and for the period ended December 31, 2020 and as of October 9, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash
adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows, resulting in the filing of Amendment No. 1 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 on May 19, 2021 (the “Form
10-K/A
No. 1”).
On December 14, 2021, management and the audit committee of the Company’s board of directors concluded that the previously issued (i) audited balance sheet as of October 9, 2020, as previously restated in the Form
10-K/A
No. 1, (ii) audited financial statements as of and for the period ended December 31, 2020 included in the Form
10-K/A
No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021 should be restated in order to correct the classification error, as described in the Explanatory Note.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of the Company’s financial statements described in this Form
10-K/A
had not yet been identified. Due to the events that led to the restatement of the financial statements included in this Amendment No. 2 and Amendment No. 1, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the Notes to Financial Statements, at Empower Ltd. that existed prior to the Business Combination. In light of the restatement of the Original Financial Statements included in this Amendment, management has implemented remediation steps to address the material weakness and to improve internal control over financial reporting. Management performed additional analysis, as deemed necessary, to ensure that the financial statements were prepared in accordance with U.S. generally accepted accounting principles, and enhanced processes to identify and to better evaluate and understand the nuances of the complex accounting standards and to appropriately apply applicable accounting requirements to our financial statements. Subsequent to the Business Combination on July 16, 2021, and upon filing the
10-Q
for the quarterly period ended September 26, 2021, the internal controls over financial reporting of Holley Inc. took the place of the internal controls over financial reporting of Empower Ltd. As a result, the internal control structure of Empower Ltd. is no longer in operation. Instead, the relevant internal control structure after completion of the Business Combination is that of Holley Inc., which includes access to the financial reporting resources and expertise of Holley Inc.
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
Krishnan (Kandy) Anand
. Mr. Anand has served as a Director on our Board since October 2020. Mr. Anand brings more than 30 years of senior leadership and boardroom experience within the consumer sector, including his time as Chief Growth Officer at Molson Coors Beverage Company (formerly Molson Coors Brewing Company) from 2016 to 2019. Prior to that, he served as the CEO of their International business for nearly seven years. Before joining Molson Coors, Mr. Anand held multiple leadership roles within Unilever as well as The Coca-Cola Company, including President of their Philippines business. Mr. Anand currently serves on the Board of Directors of Folium Bio Sciences and Wingstop Inc., where he sits on the Audit and Compensation Committees. He previously served on the Board of Popeyes Louisiana Kitchen Limited, where he served as Chairman of the Compensation Committee, as well as a member of the Nominating and Governance Committees. Mr. Anand also sat on the company’s Board Transaction Committee during its sale to Restaurant Brands International. Mr. Anand holds a B. Tech degree in Mechanical Engineering from IIT Delhi and an MBA from IIM Ahmedabad.
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
Beth Kaplan
. Ms. Kaplan has served as a Director on our Board since October 2020. Ms. Kaplan brings extensive experience in operating, advising and investing in the consumer sector, including her former role as President and Chief Operating Officer at Rent the Runway, where she continues to serve as a member of the Board of Directors. Ms. Kaplan is also currently the managing member of Axcel Partners, LLC, investing in consumer-facing early stage and growth companies. Prior to her time at Rent the Runway, she served as President, Chief Merchandising and Marketing Officer, and Director at General Nutrition Centers Inc. (“GNC”), during which she played an integral role in the company’s 2011 IPO. Before joining GNC, Ms. Kaplan held numerous leadership positions within Bath & Body Works, Rite Aid Drugstores and Procter & Gamble. In addition to her current role on the Board of Rent the Runway, Ms. Kaplan also serves on the Boards of the Meredith Corporation, Howard Hughes Corporation and Crocs, as well as a director and advisor of Care/of and Leesa Sleep. She also does advisory work for numerous growth stage companies. Ms. Kaplan holds a Bachelor of Science degree and an MBA from the Wharton School of the University of Pennsylvania.

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

Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. Our Code of Ethics is posted on our website located at
www.empowermidocean.com
. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website.
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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Type of Business	Affiliation
Matthew Rubel	MidOcean Partners (1)	Private Equity	Chairman of Executive Board
	KidKraft	Manufacturing	Executive Chairman
	TreeHouse Foods	Food Processing	Director
	The Joint Chiropractic	Chiropractic Care	Director
	Image Skincare	Skincare	Director
	TOMS Shoes	Footwear	Director

Graham Clempson	MidOcean Partners (1)	Private Equity	Vice Chairman and Co-founder
	Bandier Holdings LLC	Sportswear	Director
	Display Data PLC	Information Services	Director
	Thorough Events Holdings Ltd	Events Services	Director
	Allied Film Makers Ltd	Production	Director

Andrew Spring	MidOcean Partners (1)	Private Equity	Managing Director and Chief Financial Officer

Krishnan (Kandy) Anand	Folium Bio Sciences	Wholesaler	Director
	Wingstop Inc.	Restaurants	Director

Gina Bianchini	Mighty Networks	Software	Chief Executive Officer
	TEGNA	Broadcasting	Director

Jeffrey Jones	Noodles & Company	Restaurants	Chairman of the Board
	Hershey Entertainment & Resorts	Entertainment	Lead Independent Director
	Summit Hotel Properties, Inc.	REIT	Lead Independent Director
	ClubCorp	Golf and Membership Clubs	Director

Beth Kaplan	Axcel Partners, LLC	Private Equity	Managing Member
	Meredith Corporation	Media	Director
	Howard Hughes Corporation	Real Estate	Director
	Crocs	Consumer Shoe Brand	Director
	Rent the Runway	Apparel Rental Services	Director and Advisor
	Care/of	Health Technology	Director and Advisor
	Leesa Sleep	Mattress Retailer	Director and Advisor

(1)	Includes MidOcean Partners and certain of its funds, affiliates, and other related entities, including certain portfolio companies in which the funds and other related entities invest.
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

	Class B Ordinary Shares (2)			Class A Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Sculptor Capital LP (3)	—		—	2,287,075	9.1%	7.3%
Glazer Capital, LLC (4)	—		—	2,253,641	9.0%	7.2%
Periscope Capital Inc. (5)	—		—	1,449,100	5.8%	4.6%
Empower Sponsor Holdings LLC	6,250,000	(6)	100.0%	—	—	20.0%
Matthew Rubel	—	(7)	—	—	—	—
Graham Clempson	—	(7)	—	—	—	—
Andrew Spring	—	(7)	—	—	—	—
Krishnan (Kandy) Anand	—	(7)	—	—	—	—
Gina Bianchini	—	(7)	—	—	—	—
Jeffrey Jones	—	(7)	—	—	—	—
Beth Kaplan	—	(7)	—	—	—	—
All officers and directors as a group (7 individuals)	—	(7)	—

(1)	Unless otherwise noted, the business address of each of our shareholders is 245 Park Avenue, 38th Floor, New York, NY 10167.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from August 19, 2020 (inception) through December 31, 2020 totaled $39,140. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
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
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from August 19, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the period from August 19, 2020 (inception) through December 31, 2020.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Amendment No. 2 to the Annual Report on Form
10-K.

3.1 (1)	Amended and Restated Memorandum and Articles of Association.

4.1 (1)	Warrant Agreement, dated October 6, 2020, between the Company and Continental Stock Transfer & Trust Company as warrant agent.

4.2 (2)	Specimen Class A Ordinary Share Certificate.

4.3 (2)	Specimen Warrant Certificate.

4.4 (2)	Specimen Unit Certificate (filed as Exhibit 4.1 to the Form S-1 (File No. 333-248899), filed with the SEC on September 18, 2020).

4.5***	Description of Securities Registered under Section 12 of the Exchange Act

10.1 (1)	Investment Management Trust Account Agreement, dated October 6, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.2 (1)	Registration and Shareholder Rights Agreement, dated October 6, 2020, between the Company and Empower Sponsor Holdings LLC.

10.3 (1)	Private Placement Warrants Purchase Agreement, dated October 6, 2020, between the Company and Empower Sponsor Holdings LLC.

10.4 (1)	Letter Agreement, dated October 6, 2020, among the Company, Empower Sponsor Holdings LLC and each of the officers and directors of the Company.

10.5 (1)	Forward Purchase Agreement, dated October 6, 2020, between the Company and Empower Funding LLC.

10.6 (2)	Securities Subscription Agreement, dated as of August 21, 2020, between the Company and Empower Sponsor Holdings LLC

10.7***	Indemnity Agreement, dated October 9, 2020, between the Company and Matthew Rubel.

10.8***	Indemnity Agreement, dated October 9, 2020, between the Company and Andrew Spring.

10.9***	Indemnity Agreement, dated October 9, 2020, between the Company and Beth Kaplan.

10.10***	Indemnity Agreement, dated October 9, 2020, between the Company and Gina Bianchini.

10.11***	Indemnity Agreement, dated October 9, 2020, between the Company and Graham Clempson.

10.12***	Indemnity Agreement, dated October 9, 2020, between the Company and Jeffrey Jones.

10.13***	Indemnity Agreement, dated October 9, 2020, between the Company and Krishnan Anand.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Current Report on Form 8-K filed on October 13, 2020.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-248899), filed with the SEC on September 18, 2020.
*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
Item 16. Form
10-K/A
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

HOLLEY, INC. (F/K/A EMPOWER LTD.)

Date: February 4, 2022	By:	/s/ Thomas W. Tomlinson
Thomas W. Tomlinson
Chief Executive Officer and Principal Executive Officer

/s/ Dominic Bardos
Dominic Bardos
Chief Financial Officer and Principal Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Holley Inc. (F/K/A Empower Ltd.)
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Holley Inc. (F/K/A Empower Ltd.) (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 19, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 19, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of the Previously Issued Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 19, 2020 (inception) through December 31, 2020, have been restated.
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
Houston, Texas
March 5, 2021 except for the effects of the restatement discussed in Note 2 – Amendment No. 1, as to which the day is May 18, 2021 and except for the effects of the restatement discussed in Note 2 – Amendment No. 2, as to which the date is February 2, 2022

HOLLEY INC. (F/K/A EMPOWER LTD.)
BALANCE SHEET
DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$1,080,629
Prepaid expenses	379,166

Total Current Assets	1,459,795
Cash and marketable securities held in trust account	250,052,906

Total Assets	$251,512,701

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities—accrued expenses	$173,873
Warrant liability	15,090,000
Forward purchase agreement liability	2,050,000
Deferred underwriting fee payable	8,750,000

Total Liabilities	26,063,873

Commitments
Class A ordinary shares subject to possible redemption, 25,000,000 shares at redemption value	250,052,906
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(24,604,703)

Total Shareholders’ Deficit	(24,604,078)

Total Liabilities and Shareholders’ Deficit	$251,512,701

The accompanying notes are an integral part of the financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 19, 2020 (INCEPTION) THROUGH
DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$273,915

Loss from operations	(273,915)
Other income (expenses):
Interest earned on marketable securities held in trust account	49,118
Unrealized gain on marketable securities held in trust account	3,788
Change in fair value of warrant liability	(1,690,000)
Change in fair value of forward purchase agreement liability	(2,050,000)
Transaction costs	(482,885)

Other expenses, net	(4,169,979)

Net loss	$(4,443,894)

Weighted average Class A ordinary shares outstanding	15,601,504

Basic and diluted net loss per Class A ordinary share	$(0.20)

Weighted average Class B ordinary shares outstanding	6,250,000

Basic and diluted net loss per Class B ordinary share	$(0.20)

The accompanying notes are an integral part of the financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 19, 2020 (INCEPTION) THROUGH
DECEMBER 31, 2020 (As Restated)

	Class B Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance – August 19, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor	7,187,500	719	24,281	—	25,000
Sale of 4,666,667 private placement warrants (proceeds received in excess of fair value)	—	—	2,100,000	—	2,100,000
Forfeiture of founder shares	(937,500)	(94)	94	—	—
Accretion for Class A ordinary shares subject to possible redemption	—	—	(2,124,375)	(20,160,809)	(22,285,184)
Net loss	—	—	—	(4,443,894)	(4,443,894)

Balance – December 31, 2020	6,250,000	$625	$—	$(20,604,703)	$(24,604,078)

The accompanying notes are an integral part of the financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 19, 2020 (INCEPTION) THROUGH
DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(4,443,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in trust account	(49,118)
Unrealized gain on marketable securities held in trust account	(3,788)
Change in fair value of warrant liability	1,690,000
Change in fair value of forward purchase agreement liability	2,050,000
Transaction costs	482,885
Changes in operating assets and liabilities:
Prepaid expenses	(379,166)
Accrued expenses	173,873

Net cash used in operating activities	(474,208)

Cash Flows from Investing Activities:
Investment of cash in trust account	(250,000,000)

Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of private placement warrants	7,000,000
Proceeds from promissory note – related party	150,295
Repayment of promissory note – related party	(150,295)
Payment of offering costs	(445,163)

Net cash provided by financing activities	251,554,837

Net Change in Cash	1,080,629
Cash – Beginning	—

Cash – Ending	$1,080,629

Non-Cash Investing and Financing Activities:
Offering costs paid by sponsor in exchange for the issuance of Class B ordinary shares	20,000

Initial classification of Class A ordinary shares subject to possible redemption	$250,000,000

Change in value of Class A ordinary shares subject to possible redemption	$(52,906)

Deferred underwriting fee payable	$8,750,000

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Holley Inc. (F/K/A Empower Ltd.) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 19, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”).
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
Amendment No. 1
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

	As Previously Reported in Amendment No. 1	Adjustments	As Restated
Balance sheet as of October 9, 2020
Warrant liability	—	13,400,000	13,400,000
Forward purchase agreement liability	—	50,000	50,000
Total Liabilities	$8,755,508	$13,450,000	$22,205,508
Class A Ordinary Shares Subject to Possible Redemption	237,804,830	(13,450,000)	224,354,830
Class A Ordinary Shares	122	134	256
Additional Paid-in Capital	5,004,166	532,751	5,536,917
Accumulated Deficit	(5,003)	(532,885)	(537,888)
Total Shareholders’ Equity	5,000,004	—	5,000,004
Number of Class A ordinary shares subject to redemption	23,780,483	(1,345,000)	22,435,483
Balance sheet as of December 31, 2020
Warrant liability	—	15,090,000	15,090,000
Forward purchase agreement liability	—	2,050,000	2,050,000
Total Liabilities	$8,923,873	$17,140,000	$26,063,873
Ordinary Shares Subject to Possible Redemption	237,588,818	(17,139,998)	220,448,820
Class A Ordinary Shares	125	171	296
Additional Paid-in Capital	5,220,269	4,222,712	9,442,981
Accumulated Deficit	(221,009)	(4,222,885)	(4,443,894)
Shareholders’ Equity	5,000,010	(2)	5,000,008
Number of Class A ordinary shares subject to redemption	23,753,855	(1,713,637)	22,040,218
Statement of Operations
Period from August 19, 2020 (inception) to December 31, 2020
Net loss	$(221,009)	$(4,222,885)	$(4,443,894)
Weighted average shares subject to possible redemption	23,780,483	(1,740,265)	22,040,218
Weighted average shares outstanding of basic and diluted shares	7,011,052	839,361	7,850,413
Basic and diluted net loss per ordinary share	(0.04)		(0.58)
Cash Flow Statement for the Period from August 19, 2020 (inception) to December 31, 2020
Net loss	$(221,009)	$(4,222,885)	$(4,443,894)
Change in warrant liability	—	3,740,000	3,740,000
Allocation of initial public offering costs	—	482,885	482,885
Initial classification of warrant liability	—	13,450,000	13,450,000
Initial classification of common stock subject to possible redemption	237,804,830	(13,450,000)	224,354,830
Change in value of common stock subject to possible redemption	(216,012)	(3,690,000)	(3,906,012)

Amendment No. 2
In response to recent comment letters issued by the U.S. Securities and Exchange Commission (“SEC”), management has re-evaluated
its application of ASC
480-10-S99-3A
to its accounting classification of the Class A ordinary shares issued in connection with the Company’s Initial Public Offering. Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent avail
a
ble), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its loss per ordinary share calculation to allocate net loss evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.

	As Previously Reported in Amendment No. 1	Adjustment	As Restated
Balance Sheet as of October 9, 2020
Ordinary shares subject to possible redemption	$224,354,830	$25,645,170	$250,000,000
Ordinary shares	$256	$(256)	$—
Additional paid-in capital	$5,536,917	$(5,536,917)	$—
Accumulated deficit	$(537,888)	$(20,107,997)	$(20,645,885)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(25,645,170)	$(20,645,166)
Balance Sheet as of December 31, 2020
Ordinary shares subject to possible redemption	$220,448,820	$29,604,086	$250,052,906
Ordinary shares	$296	$(296)	$—
Additional paid-in capital	$9,442,981	$(9,442,981)	$—
Accumulated deficit	$(4,443,894)	$(20,160,809)	$(24,604,703)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(29,604,086)	$(24,604,078)
Statement of Operations for the Period from August 19, 2020 (Inception) Through December 31, 2020
Weighted average Class A ordinary shares outstanding	22,435,483	(6,833,979)	15,601,504
Basic and diluted net loss per Class A ordinary share	$—	$(0.20)	$(0.20)
Weighted average Class B ordinary shares outstanding	7,850,413	(1,600,413)	6,250,000
Basic and diluted net loss per Class B ordinary share	$(0.58)	$0.38	$(0.20)

	As Previously Reported in Amendment No. 1	Adjustment	As Restated
Statement of Changes in Shareholders’ Equity (Deficit) for the Period from August 19, 2020 (inception) through December 31, 2020
Sale of 25,00,000 Units, net of underwriter discounts and offering expenses	$227,767,722	$(227,727,722)	$—
Initial value of Class A Ordinary Shares subject to redemption	$(220,448,820)	$220,448,820	$—
Accretion for Class A Ordinary Shares to redemption amount	$—	$(22,285,184)	$(22,285,184)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(29,604,086)	$(24,604,078)

Statement of Cash Flows for the Period from August 19, 2020 (inception) through December 31, 2020
Initial classification of Ordinary shares subject to possible redemption	$224,354,830	$25,645,170	$250,000,000
Change in value of ordinary shares subject to possible redemption	$(3,906,010)	$3,958,916	$52,906
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
Class A Ordinary Shares Subject to Possible Redemption (Restated – see Note 2)
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
At December 31, 2020, the Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(8,500,000)
Class A ordinary share issuance costs	$(13,732,278)
Plus:
Accretion of carrying value to redemption value	$22,285,184

Class A ordinary share subject to possible redemption	$250,052,906

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
Net Income (Loss) Per Common Share
(Restated, See Note 2, Amendment No. 1)
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 13,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of income (loss) per share of common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.
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

Year ended December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption Interest earned on marketable securities held in Trust Account	$46,642
Less: Income taxes and franchise fees	—
Net income allocable to shares subject to possible redemption	$46,642
Denominator: Weighted Average Common stock subject to possible redemption Basic and diluted weighted average shares outstanding	22,435,483
Basic and diluted net income per share	$0.00
Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings Net loss	$(4,443,894)

Year ended December 31, 2020
Net earnings allocable to Common stock subject to possible redemption	46,642

Non-Redeemable Net Loss Denominator: Weighted Average Non-Redeemable Common Stock	$(4,490,536)

Basic and weighted average shares outstanding	7,850,413

Basic and diluted net loss per share	$(0.58)

(Restated, see Note 2 – Amendment No. 2)
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating income (loss) per ordinary share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 13,000,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts):

	For the Period from August 19, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(3,172,845)	$(1,271,049)
Denominator:
Basic and diluted weighted average shares outstanding	15,601,504	6,250,000
Basic and diluted net loss per ordinary share	$(0.20)	$(0.20)
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06
— “Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)”,
to simplify accounting for certain financial instruments ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
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
NOTE 8. SHAREHOLDERS’ EQUITY (Restated, see Note 2 – Amendment No. 2)
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 25,000,000 Class A ordinary shares issued and outstanding, which are subject to possible redemption and classified as temporary equity.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of an initial business combination, it will use its commercially reasonable efforts to file with the SEC a registration statement, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of an initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of an initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

The liability for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $
50
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