Form 10-Q/A
period 2021-03-31
Holley Inc.
filed 2022-02-04
CIK 1822928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
c/o MidOcean Partners
245 Park Avenue, 38th Floor
New York, NY 10167
(Former name or former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	HLLY	New York Stock Exchange
Warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	HLLY WS	New York Stock Exchange
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

EXPLANATORY NOTE
Holley Inc. (the “Company,” “we”, “our” or “us”), formerly known as Empower Ltd. prior to the consummation of the previously announced business combination on July 16, 2021 (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. (“Holley Intermediate”), is filing this Amendment No. 1 to its Quarterly Report on
Form 10-Q/A
(this “Amendment No. 1”), to amend and restate certain items of its Quarterly Report on Form
10-Q
for the three months ended March 31, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on May 18, 2021 (the “Original Quarterly Filing”).
Restatement Background
The Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering (“Initial Public Offering”), which is described in Note 1, the Company valued its Class A ordinary shares subject to possible redemption. The Company previously determined the value of such Class A ordinary shares to be equal to the redemption value of such shares of Class A ordinary shares, after taking into consideration the terms of the Company’s Amended and Restated Memorandum and Articles of Association, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A ordinary shares underlying the units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A ordinary shares subject to possible redemption should reflect the possible redemption of all shares of Class A ordinary shares. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and shares of Class A ordinary shares.
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
The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, Part I, Item 1 Financial Information, Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 4 Controls and Procedures and Part II, Item 1A, Risk Factors have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.
In addition, as required by
Rule 12b-15
under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1, and 32.2) to this Amendment under Item 6 of Part II hereof.
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
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
Amendment No. 1 to the March 31, 2021 Form
10-Q,
a material weakness existed in internal control over financial reporting at Empower Ltd. prior to the Business Combination and disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amendment No. 1.

HOLLEY INC. (F/K/A EMPOWER LTD.)
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED BALANCE SHEETS
(As Restated)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$1,026,938	$1,080,629
Prepaid expenses	319,334	379,166

Total Current Assets	1,346,272	1,459,795
Cash and marketable securities held in trust account	250,109,441	250,052,906

Total Assets	$251,455,713	$251,512,701

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities—accrued expenses	$2,997,706	$173,873
Warrant liability	15,526,667	15,090,000
Forward purchase agreement liability	1,750,000	2,050,000
Deferred underwriting fee payable	8,750,000	8,750,000

Total Liabilities	29,024,373	26,063,873

Commitments
Class A ordinary shares subject to possible redemption, 25,000,000 shares, at redemption value	250,109,441	250,052,906
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 shares issued and outstanding	625	625
Additional paid-in capital	—	—
Accumulated deficit	(27,678,726)	(24,604,703)

Total Shareholders’ Deficit	(27,678,101)	(24,604,078)

Total Liabilities and Shareholders’ Deficit	$251,455,713	$251,512,701

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(As Restated)

Three months ended March 31, 2021
Formation and operating costs	$2,937,356

Loss from operations	(2,937,356)
Other income (expenses):
Interest earned on marketable securities held in trust account	52,169
Unrealized gain on marketable securities held in trust account	4,366
Change in fair value of warrant liability	(436,667)
Change in fair value of forward purchase agreement liability	300,000

80,132

Net loss	$(3,017,488)

Weighted average Class A ordinary shares outstanding	25,000,000

Basic and diluted net loss per Class A ordinary share	$(0.10)

Weighted average Class B ordinary shares outstanding	6,250,000

Basic and diluted net loss per Class B ordinary share	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
(As Restated)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020 (Restated)	6,250,000	$625	$—	$(24,604,703)	$(24,604,078)
Accretion for Class A ordinary shares subject to possible redemption amount	—	—	—	(56,535)	(56,535)
Net loss	—	—	—	(3,017,488)	(3,017,488)

Balance – March 31, 2021	6,250,000	$625	$—	$(27,678,726)	$(27,678,101)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(As Restated)

Three months ended March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(3,017,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(52,169)
Unrealized gain on marketable securities held in trust account	(4,366)
Change in fair value of warrant liability	436,667
Change in fair value of forward purchase agreement liability	(300,000)
Changes in operating assets and liabilities:
Prepaid expenses	59,832
Accrued expenses	2,823,833

Net cash used in operating activities	(53,691)

Net Change in Cash	(53,691)
Cash – Beginning	1,080,629

Cash – Ending	$1,026,938

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$(56,535)

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
As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 19, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the Initial Public Offering, which is described below, and looking for a business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. On March 11, 2021, the Company entered into an Agreement and Plan of Merger with Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. as further described in Note 9.
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

Going Concern
At March 31, 2021, the Company had $1,026,938 in cash and a working capital deficit of $1,651,434. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. While we expect these expenses to be paid in connection with the Business Combination described in Note 9, there is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In response to recent comment letters issued by the U.S. Securities and Exchange Commission (“SEC”), management has re-evaluated
its application of ASC
480-10-S99-3A
to its accounting classification of the Class A ordinary shares issued in connection with the Company’s Initial Public Offering. Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impacts of the restatement on the Company’s previously issued financial statements are reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021
Ordinary shares subject to possible redemption	$217,431,332	$32,678,109	$250,109,441
Ordinary Shares	$327	$(327)	$—
Additional paid-in capital	$12,460,438	$(12,460,438)	$—
Accumulated deficit	$(7,461,382)	$(20,217,344)	$(27,678,726)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(32,678,109)	$(27,678,101)
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021
Change in value of Ordinary shares of subject to redemption	$3,017,488	$(3,017,488)	$—
Accretion for Class A Ordinary shares to redemption amount	$—	$(56,535)	$(56,535)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(32,678,109)	$(27,678,101)
Statement of Cash Flows for the three months ended March 31, 2021
Change in value of ordinary shares subject to possible redemption	$(3,017,488)	$3,074,023	$56,535

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its loss per ordinary share calculated to allocate net loss Pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the loss of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net loss. The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the Three Months Ended March 31, 2021
Weighted average Class A ordinary shares outstanding	22,040,218	2,959,782	25,000,000
Basic and diluted net loss per Class A ordinary share	$—	$(0.10)	$(0.10)
Weighted average Class B ordinary shares outstanding	9,209,782	(2,959,782)	6,250,000
Basic and diluted net loss per Class B ordinary share	$(0.33)	$0.23	$(0.10)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those e stimates.
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
paid-in
capital and accumulated deficit.
At March 31, 2021, the ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(8,500,000)
Class A ordinary shares issuance costs	$(13,732,278)
Plus:
Accretion of carrying value to redemption value	$22,341,719

Ordinary shares subject to possible redemption	$250,109,441

Warrant and Forward Purchase Agreement Liabilities
The Company accounts for the public warrants (as defined in Note 4), the private placement warrants (as defined in Note 5) (collectively, the “Warrants”) and the FPA (as defined in Note 7) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and the FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and the FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the warrants and the FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants and the FPA are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants and the FPA are recognized as a non-cash
gain or loss on the statements of operations.

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
Net Loss Per Ordinary Share (Restated – see Note 2)
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating loss per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.
The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,000,000 Class A ordinary shares in the aggregate. As of March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary shares for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts):

	Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(2,413,990)	$(603,498)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000

Basic and diluted net loss per ordinary share	$(0.10)	$(0.10)

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
NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,000,000 units, at a purchase price of $10.00 per unit. Each unit consists of one Class A ordinary share and one-third
of one redeemable warrant (“public warrant”). Each whole public warrant entitles the holder to purchase one
Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 10).
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the sponsor purchased an aggregate of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant, for an aggregate purchase price of $7,000,000. Each private placement warrant (“private placement warrant”) is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the private placement warrants were added to the net proceeds from the Initial Public Offering held in the trust account. If the Company does not complete an initial business combination within the Combination Period, the proceeds from the sale of the private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

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
in respect of the
Earn-Out
Shares. For more information, see the description of the Sponsor Agreement in Note 9 below.
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
PIPE Financing
MidOcean

Partners V, LP, an affiliate of the sponsor, is a PIPE Investor (as defined in Note
9
below), whereby MidOcean Partners V, LP agreed to purchase
1,950,000
shares of Domesticated Company Common Stock (as defined in Note
9
below) at a per share price of $
10.00
. With the consent of the Company, MidOcean Partners V, LP assigned
50,000
shares under its Subscription Agreement to a new PIPE Investor (as defined in Note
9
below) on March
17
,
2021
; provided that MidOcean Partners V, LP agreed to remain responsible for such assigned amount should the assignee fail to fund in accordance with its PIPE Subscription Agreement that the assignee entered into concurrently with the assignment. The Subscription Agreement entered into by the assignee was on terms identical to other PIPE Investors.
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
NOTE 8. SHAREHOLDERS’ DEFICIT (Restated – see Note 2)
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At each of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were no shares issued and outstanding in permanent equity, excluding 25,000,000 Class A ordinary shares, subject to possible redemption and classified as temporary equity.

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
Concurrent with the execution of the Merger Agreement, the Company amended and restated that certain FPA (the “A&R FPA”), whereby the parties have agreed to modify certain conditions thereto with respect to the review and approval rights of certain affiliates of Empower Funding. As described further in Note 7 pursuant to the A&R FPA, Empower Funding will purchase 5,000,000 units of the Company at a per unit price of $10.00 substantially concurrent with the consummation of the Business Combination. The obligations of Empower Funding under the A&R FPA are subject to the fulfillment of certain conditions therein, including the consummation of the Mergers.
Concurrent with the execution of the Merger Agreement, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and the Company has agreed to issue and sell to the PIPE Investors an aggregate of 24 million shares of Domesticated Company Common Stock, at a per share price of $10.00 for an aggregate purchase price of $240,000,000, concurrent with the consummation of the Business Combination, on the terms and subject to the conditions set forth therein (the “PIPE Financing”). The Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Merger Agreement. Each Subscription Agreement provides that the Company will grant the PIPE Investors certain customary registration rights
NOTE 10. WARRANT LIABILITY
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

NOTE 11. FAIR VALUE MEASUREMENTS
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
NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

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
global pandemic, including the actions of governments, businesses and individuals in response to the situation. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form
10-K/A
filed with the SEC on February 4, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Net Loss Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due to the material weakness in Empower Ltd.’s internal control over financial reporting related to Empower Ltd.’s accounting for complex financial instruments, as described in the Explanatory Note and Note 2 to the accompanying unaudited financial statements. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Restatements of Previously Issued Financial Statements
On May 17, 2021, we revised our prior position on accounting for warrants and the FPA and concluded that our previously issued financial statements as of and for the period ended December 31, 2020 and as of October 9, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting, resulting in the filing of Amendment No. 1 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 on May 19, 2021 (the “Form
10-K/A
No. 1”).
On December 14, 2021, management and the audit committee of the Company’s board of directors concluded that the previously issued (i) audited balance sheet as of October 9, 2020, as previously restated in the Form
10-K/A
No. 1, (ii) audited financial statements as of and for the period ended December 31, 2020 included in the Form
10-K/A
No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021 should be restated in order to correct the classification error, as described in the Explanatory Note and Note 2 to the accompanying unaudited financial statements.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of the Company’s financial statements described in this Form
10-Q/A
had not yet been identified. Due to the events that led to the restatement of the financial statements included in this Amendment No. 1, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in the Explanatory Note and Note 2 to the accompanying unaudited financial statements, at Empower Ltd. that existed prior to the Business Combination. In light of the restatement of the previously issued financial statements as described above, management has implemented remediation steps to address the material weakness and to improve internal control over financial reporting. Management performed additional analysis, as deemed necessary, to ensure that the financial statements were prepared in accordance with U.S. generally accepted accounting principles, and enhanced processes to identify and to better evaluate and understand the nuances of the complex accounting standards and to appropriately apply applicable accounting requirements to our financial statements. Subsequent to the Business Combination on July 16, 2021, and upon filing the
10-Q
for the quarterly period ended September 26, 2021, the internal controls over financial reporting of Holley Inc. took the place of the internal controls over financial reporting of Empower Ltd. As a result, the internal control structure of Empower Ltd. is no longer in operation. Instead, the relevant internal control structure after completion of the Business Combination is that of Holley Inc., which includes access to the financial reporting resources and expertise of Holley Inc.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in Amendment No. 2 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on February 4, 2022. As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Amendment No. 2 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, filed with the SEC on February 4, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

10.1	Sponsor Agreement, dated as of March 11, 2021, by and among Empower Ltd., Empower Sponsor Holdings LLC, and Holley Parent Holdings, LLC (incorporated herein by reference to Exhibit 2.1 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

10.2	Amended and Restated Forward Purchase Agreement, dated as of March 11, 2021, by and between Empower Ltd. and Empower Funding LLC (incorporated herein by reference to Exhibit 10.2 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

Exhibit Number	Description

10.3	Lock-up Agreement, dated as of March 11, 2021, by and between Empower Ltd. and Holley Parent Holdings, LLC (incorporated herein by reference to Exhibit 10.3 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

10.4	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 8-K filed by the Registrant on March 12, 2021 (File No. 001-39599)).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Labels Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLEY INC. (F/K/A EMPOWER LTD.)

Date: February 4, 2022		/s/ Thomas W. Tomlinson
	Name:	Thomas W. Tomlinson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2022		/s/ Dominic Bardos
	Name:	Dominic Bardos
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)