Form 10-Q/A
period 2021-06-30
Holley Inc.
filed 2022-02-04
CIK 1822928

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
(this “Amendment No. 1”), to amend and restate certain items of its Quarterly Report on Form
10-Q
for the three and six months ended June 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on August 10, 2021 (the “Original Quarterly Filing”).
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
The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, Part I, Item 1 Financial Information, Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 4 Controls and Procedures and Part II, Item IA Risk Factors have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.
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
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form
10-Q,
Amendment No. 1 to the June 30, 2021 Form
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

HOLLEY INC. (F/K/A EMPOWER LTD.)
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED BALANCE SHEETS
(As Restated)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$704,009	$1,080,629
Prepaid expenses	259,850	379,166

Total Current Assets	963,859	1,459,795
Cash and marketable securities held in trust account	250,112,265	250,052,906

Total Assets	$251,076,124	$251,512,701

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities—accrued expenses	$4,270,875	$173,873
Warrant liability	25,233,333	15,090,000
Forward purchase agreement liability	3,250,000	2,050,000
Deferred underwriting fee payable	8,750,000	8,750,000

Total Liabilities	41,504,208	26,063,873

Commitments
Class A ordinary shares subject to possible redemption, 25,000,000 shares, at redemption value	250,112,265	250,052,906
Shareholders’ Deficit
Preference shares, $ 0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,250,000 s hares issued and outstanding as of June 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(40,540,974)	(24,604,703)

Total Shareholders’ Deficit	(40,540,349)	$(24,604,078)

Total Liabilities and Shareholders’ Deficit	$251,076,124	$251,512,701

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(As Restated)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Formation and operating costs	$1,655,583	$4,592,939

Loss from operations	(1,655,583)	(4,592,939)
Other income (expense):
Interest earned on marketable securities held in trust account	7,191	59,360
Unrealized loss on marketable securities held in trust account	(4,366)	—
Change in fair value of warrant liability	(9,706,666)	(10,143,333)
Change in fair value of forward purchase agreement liability	(1,500,000)	(1,200,000)

Other expense, net	(11,203,841)	(11,283,973)

Net loss	$(12,859,424)	$(15,876,912)

Weighted average Class A ordinary shares	25,000,000	25,000,000

Basic and diluted net loss per Class A ordinary shares	$(0.41)	$(0.51)

Weighted average shares outstanding, Class B	6,250,000	6,250,000

Basic and diluted net loss per Class B ordinary share	$(0.41)	$(0.51)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
(As Restated)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — December 31, 2020	6,250,000	$625	$—	$(24,604,703)	$(24,604,078)
Accretion of class A ordinary shares subject to possible redemption	—	—	—	(56,535)	(56,535)
Net loss	—	—	—	(3,017,488)	(3,017,488)

Balance – March 31, 2021	6,250,000	625	—	(27,678,726)	(27,678,101)
Change in value of Class A ordinary shares subject to possible redemption	—	—	—	(2,824)	(2,824)
Net loss	—	—	—	(12,859,424)	(12,859,424)

Balance – June 30, 2021	6,250,000	$625	$—	$(40,540,974)	$(40,540,349)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HOLLEY INC. (F/K/A EMPOWER LTD.)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(As Restated)

Six months ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(15,876,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(59,359)
Change in fair value of warrant liability	10,143,333
Change in fair value of forward purchase agreement liability	1,200,000
Changes in operating assets and liabilities:
Prepaid expenses	119,316
Accrued expenses	4,097,002

Net cash used in operating activities	$(376,620)

Net Change in Cash	(376,620)
Cash – Beginning	1,080,629

Cash – Ending	$704,009

Non-Cash Investing and Financing Activities:
Accretion of Class A ordinary shares subject to possible redemption	$(59,359)

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
Business prior to the Business Combination
All activity for the period from August 19, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the Initial Public Offering, which is described below, and looking for a business combination. On March 11, 2021, the Company entered into an Agreement and Plan of Merger with Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. as further described in Note 9.
The registration statement for the Company’s Initial Public Offering became effective on October 6, 2020. On October 9, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “units” and, with respect to the Class A ordinary shares included in the units sold, the “public shares”), at $10.00 per unit, generating gross proceeds of $250,000,000 which is described in Note
4
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “private placement warrants”) at a price of $1.50 per private placement warrant in a private placement to Empower Sponsor Holdings LLC (the “sponsor”), generating gross proceeds of $7,000,000, which is described in Note
5
.
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
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial
business combination and (ii) the distribution of the funds in the trust account to the Company’s shareholders
.
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
There has been no change in the Company’s total assets, liabilities or operating results.
The impacts of the restatement on the Company’s previously issued financial statements are reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$204,571,908	$45,540,357	$250,112,265
Ordinary Shares	$455	$(455)	$—
Additional paid-in capital	$25,319,734	$(25,319,734)	$—
Accumulated deficit	$(20,320,806)	$(20,220,168)	$(40,540,974)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(45,540,357)	$(40,540,349)
Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Change in value of Ordinary shares of subject to redemption	$12,859,424	$(12,859,424)	$—
Accretion for Class A Ordinary shares to redemption amount	$—	$(2,824)	$(2,824)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(45,540,357)	$(40,540,349)

Statement of Cash Flows for the six months ended June 30, 2021 (Unaudited)
Change in value of ordinary shares subject to possible redemption	$15,876,912	$(15,817,553)	$59,359

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

Statement of Operations for the Three Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Weighted average Class A ordinary shares outstanding	21,733,619	3,266,381	25,000,000
Basic and diluted net loss per Class A ordinary share	$—	$(0.41)	$(0.41)
Weighted average Class B ordinary shares outstanding	9,516,381	(3,266,381)	6,250,000
Basic and diluted net loss per Class B ordinary share	$(1.35)	$0.94	$(0.41)
Statement of Operations for the Six Months Ended June 30, 2021
Weighted average Class A ordinary shares outstanding	21,886,072	3,113,928	25,000,000
Basic and diluted net loss per Class A ordinary share	$—	$(0.51)	$(0.51)
Weighted average Class B ordinary shares outstanding	9,363,928	(3,113,928)	6,250,000
Basic and diluted net loss per Class B ordinary share	$(1.70)	$1.19	$(0.51)
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
paid-in
capital and accumulated deficit.
At June 30, 2021, the ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(8,500,000)
Class A ordinary shares issuance costs	$(13,732,278)
Plus:
Accretion of carrying value to redemption value	$22,344,543

Ordinary shares subject to possible redemption	$250,112,265

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

We account for the Warrants and FPA in accordance with ASC
815-40
under which the Warrants and the FPA do not meet the criteria for equity classification and must be recorded as liabilities. At June 30, 2021 and December 31, 2020, the fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued at both dates using a Modified Black Scholes Option Pricing Model. The fair value of the FPA at each date has been estimated using an adjusted net assets method (see Note 11).
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
 C
lass A ordinary shares in the aggregate. As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary shares for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except share amounts):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(10,287,539)	$(2,571,885)	$(12,701,530)	$(3,175,382)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000

Basic and diluted net loss per ordinary share	$(0.41)	$(0.41)	$(0.51)	$(0.51)

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
NOTE
4
. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 25,000,000 units, at a purchase price of $10.00 per unit. Each unit consists of one Class A ordinary share and one-third
of one redeemable warrant (“public warrant”). Each whole public warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note
10
).
NOTE
5
. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the sponsor purchased an aggregate of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant, for an aggregate purchase price of $7,000,000. Each private placement warrant (“private placement warrant”) is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
10
). The proceeds from the sale of the private placement warrants were added to the net proceeds from the Initial Public Offering held in the trust account. If the Company does not complete an initial business combination within the Combination Period, the proceeds from the sale of the private placement warrants held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

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
Forward Purchase Agreement
The information contained in Note 9 below under the section entitled “Forward Purchase Agreement” is incorporated by reference herein.

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
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were no shares issued and outstanding in permanent equity, excluding

25,000,000
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

1
3

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

1
4

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

1
5

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

1
6

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
NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than what is described below and the restatement discussed in Note 2.
On July 16, 2021, the Company completed the Business Combination pursuant to the Merger Agreement as described in Note 1.

1
7

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
global pandemic, including the actions of governments, businesses and individuals in response to the situation. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form
10-K/A
filed with the SEC on February 4, 2022 and subsequent filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
10-K/A
No. 1”).
On December 14, 2021, management and the audit committee of the Company’s board of directors concluded that the previously issued (i) audited balance sheet as of October 9, 2020, as previously revised in the Form
10-K/A
No. 1, (ii) audited financial statements as of and for the period ended December 31, 2020 included in the Form
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
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. In light of the initial restatement of our December 31, 2020 financial statements in the Form
10-K/A
No. 1, management implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Additionally, due to the events that led to the restatement of the financial statements included in this Amendment No. 1, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in the Explanatory Note and Note 2 to the accompanying unaudited financial statements, at Empower Ltd. that existed prior to the Business Combination. In light of the restatement of the previously issued financial statements as described above, management has implemented remediation steps to address the material weakness and to improve internal control over financial reporting. We performed additional analysis, as deemed necessary, to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles, and we enhanced our processes to identify and to better evaluate and understand the nuances of the complex accounting standards and to appropriately apply applicable accounting requirements to our financial statements. Subsequent to the Business Combination on July 16, 2021, and upon filing our
10-Q
for the quarterly period ended September 26, 2021, the internal controls over financial reporting of Holley Inc. took the place of the internal controls over financial reporting of Empower Ltd. As a result, the internal control structure of Empower Ltd. is no longer in operation. Instead, the relevant internal control structure after completion of the Business Combination is that of Holley Inc., which includes access to the financial reporting resources and expertise of Holley Inc.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
As a result of the closing of the Business Combination on July 16, 2021, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2020 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Proxy Statement/Prospectus. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed the Proxy Statement/Prospectus.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
We have identified a material weakness in our internal control over financial reporting related to Empower Ltd.’s accounting and reporting of complex financial instruments, including application of ASC
480-10-S99-3A
to the Company’s accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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

24