Form 10-K
period 2021-12-31
Holley Inc.
filed 2022-03-15
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(270) 782-2900

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding of Empower Ltd. (the former name of the registrant), other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares of Empower Ltd. on such date, as reported on the New York Stock Exchange, was $250,250,000. On July 19, 2021, the registrant’s common stock and warrants began trading on the New York Stock Exchange under the symbols “HLLY” and “HLLY WS,” respectively.

There were 117,993,139 shares of Common Stock, including 2,187,500 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of March 14, 2022.

Documents incorporated by reference: Parts of the registrant’s Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the Company’s ability to do any of the following:

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

•	anticipate the uncertainties inherent in the development of new business lines and business strategies;

•	retain and hire necessary employees;

•	increase brand awareness;

•	attract, train and retain effective officers, key employees or directors;

•	upgrade and maintain information technology systems;

•	respond to cyber-attacks, security breaches, or computer viruses;

•	comply with privacy and data protection laws, and respond to privacy or data breaches, or the loss of data.

•	acquire and protect intellectual property;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	effectively respond to general economic and business conditions;

•	maintain proper and effective internal controls;

•	maintain the listing on, or the delisting of the Company’s securities from, the NYSE or an inability to have our securities listed on another national securities exchange;

•	obtain additional capital, including use of the debt market;

•	enhance future operating and financial results;

•	anticipate rapid technological changes;

•	comply with laws and regulations applicable to its business, including laws and regulations related to environmental health and safety;

•	stay abreast of modified or new laws and regulations;

•	anticipate the impact of, and response to, new accounting standards;

•	respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets from various events;

•	anticipate the rise in interest rates which would increase the cost of capital;

•	anticipate the significance and timing of contractual obligations;

•	maintain key strategic relationships with partners and resellers;

•	respond to uncertainties associated with product and service development and market acceptance;

•	manage to finance operations on an economically viable basis;

•	anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;

•	respond to litigation, complaints, product liability claims and/or adverse publicity;

•	anticipate the time during which we will be an emerging growth company under the JOBS Act;

•

anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability; and

•	other risks and factors, listed under the caption “Risk Factors” included in this Annual Report.

Forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and our management’s expectations, forecasts and assumptions, and involve a number of judgements, risks and uncertainties, and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as my be required under applicable securities laws.

SUMMARY OF RISK FACTORS

The following summarizes the principal factors that make an investment in Holley speculative or risky. You should carefully consider the following risks as well as the other information included in this Annual Report on Form 10-K, including “Cautionary Note Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere herein, before investing in our securities. See “Risk Factors” for a more detailed discussion of the risk factors listed below.

Risk Related to Our Business and Industry

•	The COVID-19 pandemic could adversely affect the Company’s financial condition and results of operations.

•	A downturn in consumer spending, including as a result of a severe or prolonged economic downturn, could adversely impact the Company’s financial condition and results of operations.

•

Failure to compete effectively or to develop and market new products and a reduction in demand for the Company’s products could reduce the Company’s business, financial condition and results of operations.

•	Increased electric vehicles ownership could impact the Company’s financial condition and results of operations.

•	Inaccurate forecasting of product demand could harm the Company’s financial performance.

•	The Company may not be able to effectively manage its growth.

•	The Company’s growth partially depends on attracting new customers in a cost-effective manner and expanding into additional consumer markets and it may not successfully do so.

•	The Company’s failure to protect its brand could harm its financial condition and results of operations.

•	The Company’s profitability may decline as a result of increasing pressure on pricing.

•	Disruptions in the Company’s manufacturing facilities or distribution centers could have a material adverse effect on its sales, profitability and results of operations.

•	Increases in cost, disruption of supply or shortage of raw materials could harm the Company’s business.

•	The Company’s current and future products may experience quality problems, which could result in negative publicity, litigation, product recalls, and warranty claims, resulting in decreased sales.

•	The Company’s failure to maintain relationships with retail partners or increase sales through its DTC channel could harm its business.

•	The Company’s success depends on the continuing efforts of its employees and retention of skilled personnel.

•

The Company’s failure to upgrade and maintain information technology systems, to respond to cyber-attacks, security breaches, or computer viruses, or to comply with privacy and data protections laws, and respond to privacy or data breaches could adversely impact its business.

•	If the Company’s estimates relating to its accounting policies prove to be incorrect, its results of operations could be harmed.

Legal, Regulatory and Compliance Risks Related to Our Business

•

The Company may become involved in legal or regulatory proceedings, including intellectual property claims or lawsuits that could cause it to incur significant costs or that could prohibit it from selling its products.

•	Unauthorized sales of the Company’s products could harm its reputation.

•

The Company is subject to environmental, health and safety laws and regulations as well as privacy laws, regulations, and standards, which could subject it to liabilities, increase its costs or restrict its operations in the future.

•	The Company’s insurance policies may not provide adequate levels of coverage against all claims and the Company may incur losses that are not covered by its insurance.

•

Potential for litigation or other disputes may arise from the restatement of our previously issued financial statements and material weakness in our internal controls over financial reporting and the preparation of our financial statements.

Risks Related to Ownership of Our Securities

•

Certain of the Company’s stockholders, including the Holley Stockholder and the Sponsor, may have conflicts of interest with other stockholders and may limit your ability to influence corporate matters.

•	Warrants are exercisable for Common Stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

•

The Warrants may never be in the money, and they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment.

•	The market price and trading volume of Common Stock and Warrants may be volatile.

•	Reports published by analysts could adversely affect the market price and trading volume of Common Stock and Warrants.

PART I

Item 1. Business

About Us

Founded in 1903, Holley, Inc. (“Holley” or the “Company”) has been a part of the automotive industry for well over a century. We are a leading designer, marketer, and manufacturer of high-performance automotive aftermarket products for car and truck enthusiasts. Our products span a number of automotive platforms and are sold across multiple channels. We attribute a major component of our success to our brands, including “Holley”, “APR”, “MSD” and “Flowmaster”, among others. In addition, we have recently added to our brand lineup through a series of strategic acquisitions, including our 2020 acquisitions of Simpson Racing Products, Inc. (“Simpson”), Drake Automotive Group LLC (“Drake”) and Detroit Speed, Inc. (“Detroit Speed”) and our 2021 acquisitions of substantially all the assets of AEM Performance Electronics (“AEM”), Finspeed, LLC (“Finspeed”), Classic Instruments LLC (“Classic Instruments”), ADS Precision Machining, Inc., d.b.a. Arizona Desert Shocks (“ADS”), Baer, Inc, d.b.a. Baer Brakes (“Baer”), Brothers Mail Order Industries, Inc., d.b.a. Brothers Trucks (“Brothers”), Rocket Performance Machine, Inc., d.b.a. Rocket Racing Wheels (“Rocket”), and Speartech Fuel Injections Systems, Inc. (“Speartech”). Through these strategic acquisitions, we have increased our market position in the otherwise highly fragmented performance automotive aftermarket industry.

We operate in the performance automotive aftermarket parts industry. We believe there is ample opportunity to continue our expansion into new products and markets, such as exterior accessories and mobile electronics, representing a natural progression for us to grow market share as these adjacencies are driven by passionate enthusiasts, consistent with our core categories. See also “Risk Factors—Risks Relating to Holley’s Business and Industry—If the Company is unable to successfully design, develop and market new products, the Company business may be harmed” for a discussion of the risks related to the Company’s new product development.

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

Business Strategy

Our vision is to be the most compelling and inclusive platform for automotive enthusiasts, to inspire and support enthusiasts’ transition to cleaner, more sustainable technologies, and to further accelerate the automotive lifestyle. Our aim is to provide a platform where automotive enthusiasts can purchase aftermarket auto parts for both old model restorations and new vehicle enhancements. We believe our consumers are enthusiastic and passionate about the performance and the personalization of their classic and modern cars. We aim to provide the products and service they need to pursue that passion. We will continue to drive growth and value for our shareholders through our key strategies:

•

Continuous New Product Development: New products allow us to increase market share in existing categories, extend into adjacent categories, capture new enthusiast consumers and extend or further penetrate new vehicle platforms. See “Risk Factors—Risks Relating to Holley’s Business and Industry—If the Company is unable to successfully design, develop and market new products, the Company business may be harmed” for a discussion of the risks related to the Company’s new product development.

•

Accelerate Growth Through Continued M&A: We maintain a robust M&A pipeline and we believe that our scalable business platform, relationships with our distribution and channel partners, strong loyalty with our growing consumer base, experienced management team and board of directors, and strong cash generation position us to continue to acquire and integrate value-enhancing acquisitions. See “Risk Factors—Risks Relating to Holley’s Business and Industry—The Company may acquire or invest in other companies, which could divert the Company management’s attention, result in dilution to the Company stockholders, and otherwise disrupt the Company operations and harm the Company business, sales, financial condition and results of operations” for a discussion of the risks related to the Company’s M&A activity.

•

Expand Direct-to-Consumer (“DTC”) Sales and Further Engage with Our Consumers: We are highly focused on deepening our engagement with our enthusiast consumers and selling them products through our fast growing online platform. We have multiple touch points in our consumer ecosystem, ranging from social media to our website, to our many in-person enthusiast events. See “Risk Factors—Risks Relating to Holley’s Business and Industry—If the Company’s plans to increase sales through its DTC channel are not successful, the Company’s business, sales, financial condition and results of operations could be harmed” for a discussion of the risks related to the Company’s DTC channel.

Competition

The performance automotive industry is highly competitive, and we face substantial competition in all the markets that we serve. The principal factors on which industry participants compete include technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service, reliable order execution, and price. Our success in the marketplace depends on our ability to execute our Business Strategy discussed above.

The performance automotive aftermarket parts industry in the United States is large and highly fragmented. In addition, we have seen consistent growth within the automotive aftermarket parts industry over the last two decades. Products in the performance automotive aftermarket parts industry range from functional products that enhance vehicle performance to products that improve safety, stability, handling and appearance.

Our core competitive set is comprised of four primary types of competitors with fragmentation across the majority of our major product categories:

•

Multi-product category providers: legacy brands with coverage across multiple performance aftermarket products with multiple brands often under one banner and built through acquisition. We are one of the largest multi-product category brands in the performance automotive aftermarket based on gross sales.

•

Single-product category providers: established companies focused on one product category in the market primarily selling via resellers. Single-product category providers generally offer either lower priced products or higher-quality products focused within one product category.

•

E-Tailer Private Labels: traditional online resellers sell other manufactured products and offer private label products, often at a lower price point. E-tailer private labels generally occupy the value end of the market and have a greater presence in less engineered categories with less product-specific brand strength.

•

Niche custom manufacturers: while not our core competitors, smaller shops typically focus on fully customizing specific make or model vehicles. Niche custom manufacturers are typically local or regionally focused, and some also may resell customized products from other manufactured brands.

We believe the following factors distinguish Holley from its competitors:

•

Brand that resonates with enthusiasts: we actively engage enthusiasts at the platform level across multiple channels (e.g. events, digital media, online communities, etc.), creating reference networks for potential consumers.

•

Innovative, product development: we invest heavily in product research, innovation and development, and introduce products that meet latest platform and use case-specific needs of our enthusiast consumers.

•

Operational ability that enables efficient order execution: we make significant investments in sourcing, manufacturing and distribution excellence, enabling management of multiple product lines while maintaining scale and attractive relative pricing.

•	Differentiated go-to-market strategy: we offer a mix of single product and platform-oriented solutions across DTC and reseller channels, delivering a strong overall consumer experience.

Brands

We have a strong portfolio of brands covering various product categories. Our portfolio consists of over 60 brands spanning across 30 product categories. Our top seven brands generated 74% of our sales in 2021.

•

Holley EFI: Currently our largest brand and represented 16% of our sales for 2021. Our Holley EFI brand focuses on electronic fuel injection technology and showcases our new product development engine. This was our fastest growing category in 2021 based on organic sales growth.

•

Holley: Currently our second largest brand and represented 14% of our sales for 2021. The Holley brand resonates with consumers as the majority of automotive enthusiast consumers recognize the Holley brand. Holley offers a variety of products across multiple categories but traces its roots back to carburetors which originally made the brand famous with automotive enthusiasts.

•

MSD: Currently our third leading brand and represented 10% of our sales for 2021. MSD has historically been focused on production of ignition products but today has been more focused on developing electronics for the powertrain category.

•

Simpson: Currently our fourth leading brand and represented 9% of our sales for 2021. Simpson was acquired in 2020 and has focused on motorsport safety products including helmets, head and neck restraints, seat belts and firesuits.

•	Powerteq: Currently our fifth leading brand and represented 9% of our sales for 2021. Powerteq is focused on exhaust, intakes, drivetrain and engine tuning products and accessories.

•	Accel: Currently our sixth largest brand and represented 8% of our sales in 2021. Accel is focused on performance fuel and ignition systems.

•	Flowmaster: Currently our seventh largest brand and represented 8% of our sales in 2021. Flowmaster's main focus is on developing exhaust products.

We believe the popularity of our brands is the result of consistently delivering high quality, innovative products that resonate with our enthusiast consumers. Our brands have allowed us to build direct, trusted and long-lasting relationships with our consumers and resellers.

Our top seven brands all experienced sales growth between 2020 and 2021 and we expect to continue our growth in these brands through new product development. We believe our continued marketing effort will support the continued growth of these brands moving forward.

Product Development

We offer our enthusiast consumers a comprehensive suite of performance automotive aftermarket products to meet a wide range of needs. We are continuously innovating and evolving our product offerings to meet ever-changing consumer needs. We invest heavily in developing new products, spending an average of $18 million per year on research and development since 2016. New products are the lifeblood of our business with approximately 35% of our 2021 sales coming from products introduced by us into the market since 2016. In addition, we introduced over 1,300 new products during 2021 out of approximately 40,000 total stock-keeping units offered, which accounted for approximately 3% of our 2021 sales. We believe our product development capabilities will enable us to create sustainable long-term growth and margin enhancements for our business.

We have a history of developing innovative products, including new products in existing product families, product line expansions, and accessories, as well as products that bring us into new categories. We have thoughtfully expanded our product portfolio over time to adapt to consumer needs. We expand our existing product families and enter new product categories by creating solutions grounded in our expert insights and relevant market knowledge. We believe we have a meaningful runway across our target product categories and product vintages and we are well positioned for future growth by expanding in categories that present opportunities for further market penetration in the EFI and Powertrain Conversion Systems markets. We believe there are also opportunities to capitalize on newly entered categories like Performance & Appearance Packages, Wheels & Tires, and Performance Suspension.

Suppliers

We run a flexible sourcing model with a mix of global sourcing and in-house manufacturing. Our best value sourcing model decisions are based on a mix of cost, quality and service. We have a diverse global supplier base and no material supplier concentration. Our efficient sourcing model enables strong gross margins and cash conversion.

We believe there is an adequate supply of raw materials and key components; however, there can be no assurance over the long term that the availability of materials and components or increases in commodity prices will not materially affect our business or results of operations. Ongoing supply chain disruptions, resulting in supply shortages and higher shipping charges, have and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining raw materials and key components.

Marketing

We reach and engage our consumers where they participate in the performance automotive aftermarket – online and in person. Our marketing strategy is centered on strong brand equity, leading new product innovation capabilities and delivering consistently high-quality products. In 2021, we spent approximately $10 million (or approximately 1% of our 2021 annual gross sales) on marketing and advertising. Going forward, consistent with our value creation strategies, we intend to meaningfully increase investments in direct consumer marketing and advertising as well as refocus our current mix of spending towards activities believed to generate the highest return on investment. We believe these strategies will have a meaningfully positive impact across our brand portfolio and will result in the continuation of net sales growth.

In recent years, we have shifted our marketing efforts towards digital advertising and have increased investments in consumer engagement directly via digital and social media platforms and campaigns. Additionally, since mid-2020 we increased resources focused on expanding our e-commerce and digital platforms. These efforts have included turning Holley.com into a destination for automotive enthusiasts and launching MotorLife, our internal digital publication that is available to the public on our website. As a result, we experienced a significant increase in social media and online engagement during 2020 that has continued to grow in 2021. Continued expansion of and investment in digital and social media are expected in the future, including focusing on strategies to grow the high margin DTC channel.

We have also spent significant time and effort in creating engaging, in-person events. These events focus on creating memorable experiences for enthusiast consumers and encourage consumers to be among other enthusiasts, celebrate car culture, build community and enjoy their vehicles. Since 2015, our events have grown in total annual attendance from 14,000 to 77,000 in 2021. We currently host five annual self-funding events (LS Fest East, LS Fest West, Ford Fest, MoParty, and High Voltage) throughout the year that are rooted in popular engine and car platforms. We launched our first Electric Vehicle event, Holley High Voltage Experience, in November 2021.

Sales and Distribution

We have a diverse omni-channel distribution strategy led by our growing DTC channel. Our omni-channel model enables us to reach our consumers through DTC, E-tailer, warehouse distributor, traditional retailer, and jobber/ installer channels. We have mutually beneficial relationships with our resellers and are able to maintain strong pricing discipline across our channels with strict conformance to minimum advertised pricing.

DTC channel: Consumers are increasingly meeting us online through our DTC channel. Our DTC channel provides consumers full access to all of our brands, our unique branded content and our full product assortment. We have turned Holley.com into our primary hub for consumer communication and continue to add features and brands that make it an increasingly attractive digital destination for our consumers. Our DTC channel enables us to directly interact with our customers, more effectively control our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers with quality brand engagement and further builds customer loyalty, while generating attractive margins.

Resellers: We have historically sold the majority of our products through resellers who purchase our products and resell them through various channels. These resellers consist of E-tailers, warehouse distributors, traditional retailers, and jobber/installers with (i) E-tailers and warehouse distributors accounting for 59% of our sales in 2021, (ii) our top ten resellers accounting for 42% of our sales in 2021, with our largest reseller making up 19% of our sales in 2021, and (iii) the top ten accounts growing 14% from 2020 to 2021.

We have established mutually beneficial and long-term relationships with our resellers. We believe resellers benefit from our broad suite of product offerings that they can leverage to meet consumer demand across multiple product categories. Based on the value that we offer to our resellers, we are able to operate with pricing discipline that supports the value of our products in the marketplace and buttresses our profit margins. We believe our approach to pricing allows us to better understand consumer demand and identify what our end consumers are buying.

Intellectual Property

Patents, trademarks, and other proprietary rights are important to the continued success of our business. We own and have licensing arrangements for a number of U.S. and foreign patents, trademarks, and other proprietary rights related to our products and business. We also rely upon continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including the use of confidentiality and other similar agreements. We do not consider our business to be dependent on any single patent, nor is the expiration of any patent expected to materially affect our business. Our current patents will expire over various periods and we continue to file new patent applications on newly-developed technology. We from time to time become aware of potential infringement of our patent, trademark, or other proprietary rights and we investigate instances of alleged infringement where we believe it is merited and take appropriate actions under applicable intellectual property laws in response to such infringements where we determine it is valuable to do so. Similarly, from time to time we are the subject of intellectual property and other proprietary rights related suits and other litigation.

Seasonality

Holley’s operating results have fluctuated on a quarterly and annual basis in the past and can be expected to continue to fluctuate in the future as a result of a number of factors, some of which are beyond the Company’s control. Traditionally, our sales in the first half of the year are generally higher than in the second half of the year. Due to these factors and others, which may be unknown to the Company at this time, operating results in future periods can be expected to fluctuate. Accordingly, the Company’s historical results of operations may not be indicative of future performance.

Regulations

We are subject to a variety of federal, state, local and foreign laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution. These permits are subject to modification, renewal and revocation by issuing authorities. We believe we are in substantial compliance with all material environmental laws and regulations applicable to our plants and operations. Historically, our annual costs of achieving and maintaining compliance with environmental, health and safety requirements have not been material to our financial results.

Increasing global efforts to control emissions of carbon dioxide, methane, ozone, nitrogen oxide and other greenhouse gases and pollutants, as well as the shifting focus of regulatory efforts towards total emissions output, have the potential to impact our facilities, costs, products and customers. The U.S. Environmental Protection Agency (“EPA”) has taken action to control greenhouse gases from certain stationary and mobile sources. In addition, several states have taken steps, such as adoption of cap and trade programs or other regulatory systems, to address greenhouse gases. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. These developments and further actions that may be taken in the U.S. and in other countries, states or provinces could affect our operations both positively and negatively (e.g., by affecting the demand for or suitability of some of our products).

We also may be subject to liability as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and similar state or foreign laws for contaminated properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. Such liability may be joint and several so that we may be liable for more than our share of any contamination, and any such liability may be determined without regard to causation or knowledge of contamination. We or our predecessors have been named potentially responsible parties at contaminated sites from time to time. We do not anticipate any potential liability relating to contaminated sites to be material to our financial results.

Employees

As of December 31, 2021, we employed 1,721 full-time employees and 137 temporary employees. Our employees are not involved in any labor unions. Approximately 29% of our full-time employees are based primarily in our Bowling Green, KY headquarters.

Many of our employees are automotive enthusiasts themselves. We pride ourselves on having a platform built for enthusiasts by enthusiasts. As of December 2021, we have over 150 enthusiast-focused engineers, many of whom are passionate about cars themselves. We continue to seek out top level talent that will help accomplish our mission and vision moving forward. Our goal is to create an inclusive and safe environment for our employees that keeps them engaged in their work.

Available Information

Our principal executive offices are located at 1801 Russellville Rd., Bowling Green, KY 42101, and our telephone number is (270) 782-2900. Our Internet address is www.holley.com. The information on our website is not, and should not be considered, part of this Form 10-K and is not incorporated by reference in this Form 10-K. The website is, and is only intended to be, for reference purposes only. We make available free of charge on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports and other information are also available, free of charge, at www.sec.gov. In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests can be made in writing or by phone.

Item 1A. Risk Factors

The following discussion of "Risk Factors" identifies factors that may adversely affect our business, operations, financial condition or future performance. This information should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Result of Operations" and the consolidated financial statements and related notes. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are the material factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Risks Relating to Our Business and Industry

The COVID-19 pandemic could adversely affect the Company’s business, sales, financial condition and results of operations and the Company’s ability to access current or obtain new lending facilities.

The COVID-19 pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, the Company business, sales, financial condition and results of operations. The impacts include, but are not limited to:

•	the possibility of renewed retail store closures or reduced operating hours and/or decreased retail traffic;

•

disruption to the Company’s distribution centers and other vendors, including the effects of facility closures as a result of outbreaks of COVID-19 or measures taken by federal, state or local governments to reduce its spread, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; and

•	significant disruption of global financial markets, which could have an adverse impact on the Company's ability to access capital in the future.

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to adversely affect the flow or availability of certain products. As a result, the Company has experienced, and could continue to experience, disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels.

The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, could impact the Company’s ability to carry out its business as usual and may materially adversely impact global economic conditions, the Company’s business, sales, financial condition and results of operations. The extent of the impact of COVID-19 on the Company’s business and financial results will depend on future developments, including the duration and spread of the outbreak (including new variants) within the markets in which the Company operates, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected in the longer run. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic, could materially increase the Company’s costs, adversely impact the Company’s sales and damage the Company’s business, sales, financial condition and results of operations, possibly to a significant degree. The duration of any such impacts cannot be predicted.

Unfavorable economic conditions could have an adverse impact on consumer discretionary spending and therefore adversely impact the Company’s business, sales, financial condition and results of operations.

The Company’s products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of automotive products during favorable economic conditions and when consumers are feeling confident and prosperous. Discretionary spending is also affected by many other factors, including general business conditions, inflation, interest rates, inflation, the availability of consumer credit, taxes, and consumer confidence in future economic conditions. Purchases of the Company’s products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in the Company’s international markets, could result in reduced sales of the Company’s products, which in turn would have an adverse impact on the Company’s business, sales, financial condition and results of operations.

A severe or prolonged economic downturn could adversely affect the Company’s distributors’ financial condition, their levels of business activity and their ability to pay trade obligations.

The Company primarily sells its products to retailers directly and through its domestic and foreign subsidiaries, and to foreign distributors. The Company generally requires no collateral from its customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail market, which in turn, would adversely impact the liquidity and cash flows of the Company’s customers, including the ability of such customers to obtain credit to finance purchases of the Company’s products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of the Company’s customers. A failure by the Company’s customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact the Company’s business, sales, financial condition and results of operations.

Failure to compete effectively could reduce the Company’s market share and significantly harm the Company’s business, sales, financial condition and results of operations.

The Company’s industry is highly competitive, and the Company’s success depends on the Company’s ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than the Company does. Due to the diversity of the Company’s product offering, the Company competes with several large and medium-sized companies and a large number of smaller regional and specialty companies and numerous category-specific competitors. In addition, the Company faces competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts the Company sells. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market.

Some of the Company’s competitors may have larger customer bases and significantly greater financial, technical and marketing resources than the Company does. These factors may allow the Company’s competitors to:

•

respond more quickly than the Company can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products;

•	engage in more extensive research and development; and

•	spend more money and resources on marketing and promotion.

Increased competition could put additional pressure on the Company to reduce prices or take other actions, which may have an adverse effect on the Company’s business, sales, financial condition and results of operations. The Company may also lose significant customers or lines of business to competitors.

If the Company is unable to successfully design, develop and market new products, the Company’s business may be harmed.

To maintain and increase sales, the Company must continue to introduce new products on a timely basis to respond to new and evolving consumer preferences and improve or enhance the Company’s existing products. The success of the Company’s new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating the Company’s products from those of the Company’s competitors, and maintaining the strength of the Company’s brands. The design and development of the Company’s products is costly, and the Company typically has several products in development at the same time. Problems in the design or quality of the Company’s products, or delays in product introduction, may harm the Company’s brands, business, sales, financial condition and results of operations. Any new products that the Company develops and markets may not generate sufficient revenues to recoup their development, production, marketing, selling and other costs.

A drive toward electric vehicles or away from vehicle ownership in general could impact the Company’s and its subsidiaries’ business, sales, financial condition and results of operations.

The automotive industry is increasingly focused on the development of hybrid and electric vehicles and of advanced driver assistance technologies, with the goal of developing and introducing a commercially viable, fully automated driving experience, and many manufacturers have announced plans to transition from internal- combustion engines into electric vehicle platforms over the coming years. There has also been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. Accordingly, if we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies in response to original equipment manufacturer and consumer preferences, or if there is a future shift in consumer preferences towards ownership of more utilitarian vehicles or vehicles that are otherwise less interesting to a large portion of the Company’s customers who are automotive enthusiasts, or if there is otherwise a future shift away from automobile ownership among consumers in general, the Company’s and its subsidiaries’ business, sales, financial condition and results of operations could be impacted.

The Company’s business depends on maintaining and strengthening its brands to generate and maintain ongoing demand for its products, and a significant reduction in such demand could harm the Company’s business, sales, financial condition and results of operations.

The Company’s success depends on the value and reputation of the Company’s brands, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of the Company’s products, the image of the Company’s e-commerce platform and retail partner floor spaces, the Company’s communication activities, including advertising, social media, and public relations, and the Company’s management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning the Company’s brands are important to expanding its customer base, and will depend largely on the success of the Company’s marketing and merchandising efforts and the Company’s ability to provide consistent, high-quality customer experiences. The Company intends to continue making investments in these areas in order to maintain and enhance the Company’s brands, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in the Company’s brands are some of the potential threats to the strength of the Company’s brands, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause the Company’s customers to lose the personal connection they feel with the Company’s brands. The Company believes that maintaining and enhancing the image of the Company’s brands in its current markets and in new markets where it has limited brand recognition is important to expanding its customer base. If the Company is unable to maintain or enhance its brands in current or new markets, the Company’s business, sales, financial condition and results of operations could be harmed.

If the Company inaccurately forecasts demand for its products, it may manufacture either insufficient or excess quantities, which, in either case, could adversely affect its financial performance.

The Company plans its manufacturing capacity based upon the forecasted demand for its products. Forecasting the demand for the Company’s products is very difficult given the manufacturing lead time and the amount of specification involved. Forecasting demand for specific automotive part goods can also be challenging due to changing consumer preferences and competitive pressures and longer supply lead times. The nature of the Company’s business makes it difficult to adjust quickly its manufacturing capacity if actual demand for its products exceeds or is less than forecasted demand. If actual demand for its products exceeds the forecasted demand, the Company may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit the Company’s sales and adversely affect its financial performance. On the other hand, if actual demand is less than the forecasted demand for its products, the Company could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect the Company’s financial performance.

The Company may not be able to effectively manage its growth.

As the Company grows its business, slower growing or reduced demand for the Company’s products, increased competition, a decrease in the growth rate of the Company’s overall market, failure to develop and successfully market new products, or the maturation of the Company business or market could harm the Company’s business. The Company has made and expects to continue to make significant investments in the Company’s research and development and sales and marketing organizations, expand the Company’s operations and infrastructure both domestically and internationally, design and develop new products, and enhance the Company’s existing products. In addition, in connection with operating as a public company, the Company will incur significant additional legal, accounting, and other expenses that the Company did not incur as a private company. If the Company’s sales do not increase at a sufficient rate to offset these increases in the Company’s operating expenses, its profitability may decline in future periods.

The Company only has a limited history operating the Company’s business at its current scale. Consequently, if the Company’s operations grow at a rapid pace in the future, the Company may experience difficulties in managing this growth and building the appropriate processes and controls. Future rapid growth may increase the strain on the Company’s resources, and the Company could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If the Company does not adapt to meet these evolving challenges, the strength of the Company’s brands may erode, the quality of the Company’s products may suffer, the Company may not be able to deliver products on a timely basis to the Company’s customers, and the Company’s corporate culture may be harmed.

If the Company fails to attract new customers, or fails to do so in a cost-effective manner, the Company may not be able to increase sales.

The Company’s success depends, in part, on its ability to attract customers in a cost-effective manner. In order to expand the Company’s customer base, the Company must appeal to and attract customers ranging from automotive enthusiasts to individuals who simply value products of uncompromising quality and design. The Company has made, and the Company expects that the Company will continue to make, significant investments in attracting new customers, including through the use of traditional, digital, and social media and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost- effective acquisition of customers. Further, as the Company’s brands becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. If the Company is unable to attract new customers, or fails to do so in a cost-effective manner, the Company’s growth could be slower than it expects and the Company’s business will be harmed.

The Company’s growth depends, in part, on expanding into additional consumer markets, and the Company may not be successful in doing so.

The Company believes that its future growth depends not only on continuing to reach its current core demographic, but also continuing to broaden its retail partner and customer bases. The growth of the Company’s business will depend, in part, on the Company’s ability to continue to expand its retail partner and customer bases in the United States, as well as in international markets. In these markets, the Company may face challenges that are different from those the Company currently encounters, including competitive, merchandising, distribution, hiring, and other difficulties. The Company may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of the Company’s brands, or a resistance to paying for premium products, particularly in international markets. The Company continues to evaluate marketing efforts and other strategies to expand the customer base for its products. In addition, although the Company is investing in sales and marketing activities to further penetrate newer regions, including expansion of its dedicated sales force, the Company cannot ensure that it will be successful. If the Company is not successful, its business, sales, financial condition and results of operations may be harmed.

Competitors have attempted, and will likely continue to attempt to, imitate the Company’s products and technology. If the Company is unable to protect or preserve the image of the Company’s brands and proprietary rights, the Company’s business, sales, financial condition and results of operations may be harmed.

As the Company’s business continues to expand, its competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, the Company’s product designs and branding, which could harm the Company’s business, sales, financial condition and results of operations. Only a portion of the intellectual property used in the manufacture and design of the Company’s products is patented, and the Company therefore relies significantly on trade secrets, trade and service marks, trade dress, and the strength of the Company’s brands. The Company regards its patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to its success. The Company also relies on trade secret protection and confidentiality agreements with its employees, consultants, suppliers, manufacturers, and others to protect its proprietary rights. Nevertheless, the steps the Company takes to protect its proprietary rights against infringement or other violations may be inadequate, and it may experience difficulty in effectively limiting the unauthorized use of its patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. The Company also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology the Company relies on to conduct its business and differentiate itself from its competitors. Unauthorized use or invalidation of its patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to the Company’s brands and harm its business, sales, financial condition and results of operations.

While the Company actively develops and protects its intellectual property rights, there can be no assurance that the Company will be adequately protected in all countries in which the Company conducts its business or that the Company will prevail when defending its patent, trademark, and proprietary rights. Additionally, the Company could incur significant costs and management distraction in pursuing claims to enforce its intellectual property rights through litigation and defending any alleged counterclaims. If the Company is unable to protect or preserve the value of its patents, trade dress, trademarks, copyrights, or other intellectual property rights for any reason, or if the Company fails to maintain the image of the Company’s brands due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, the Company’s brands and reputation could be damaged, and the Company’s business may be harmed.

The Company’s profitability may decline as a result of increasing pressure on pricing.

The Company’s industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer demand. These factors may cause the Company to reduce its prices to retailers and customers or engage in more promotional activity than the Company anticipates, which could adversely impact its margins and cause the Company’s profitability to decline if it is unable to offset price reductions with comparable reductions in the Company’s operating costs. This could materially harm the Company’s business, sales, financial condition and results of operations. In addition, ongoing and sustained promotional activities could harm the image of the Company’s brands.

A significant disruption in the operations of the Company’s manufacturing facilities or distribution centers could have a material adverse effect on the Company’s business, sales, financial condition and results of operations.

A significant disruption at any of the Company’s manufacturing facilities or distribution centers could materially and adversely affect the Company’s business, sales, financial condition and results of operations. The Company’s manufacturing facilities and distribution centers are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures, including failures caused by factors outside of our control, such as hostilities, political unrest, terrorist attacks, war (including the ongoing conflict in Ukraine), natural disasters or extreme weather (including events that may be caused or exacerbated by climate change). Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of the Company’s operations, which may have an immediate, or in some cases prolonged, impact on the Company’s margins. Our risk management, business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of catastrophic events or longer term developments, such as the impacts of climate change.

Increases in cost, disruption of supply or shortage of raw materials or components used in the Company’s products could harm its business and profitability.

The Company’s products contain various raw materials, including corrosion-resistant steel, non-ferrous metals such as aluminum and nickel, and precious metals such as platinum and palladium. The Company uses raw materials directly in manufacturing and in components that the Company purchases from its suppliers. The Company generally purchases components with significant raw material content on the open market. The prices for and availability of these raw materials fluctuate depending on market conditions. Volatility in the prices of raw materials such as steel, aluminum and nickel could increase the cost of manufacturing the Company’s products. The Company may not be able to pass on these costs to its customers, and this could have a material adverse effect on the Company’s business, sales, financial condition and results of operations. Even in the event that increased costs can be passed through to customers, the Company’s gross margin percentages would decline. Additionally, the Company’s suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to the Company. In the event they are successful in doing so, the Company’s margins would decline.

The Company’s current and future products may experience quality problems from time to time that can result in negative publicity, litigation, product recalls, and warranty claims, which could result in decreased sales and operating margin, and harm to the Company’s brand.

Although the Company extensively and rigorously tests new and enhanced products, there can be no assurance the Company will be able to detect, prevent, or fix all defects. Defects in materials or components can unexpectedly interfere with the products’ intended use and safety and damage the Company reputation. Failure to detect, prevent, or fix defects could result in a variety of consequences, including a greater number of product returns than expected from customers and retail partners, litigation, product recalls, and credit claims, among others, which could harm the Company’s business, sales, financial condition and results of operations. The occurrence of real or perceived quality problems or material defects in the Company’s current and future products could expose the Company to product recalls, warranty, or other claims. In addition, any negative publicity or lawsuits filed against the Company related to the perceived quality and safety of the Company products could also harm the Company brand and decrease demand for the Company’s products.

The Company’s reliance on foreign suppliers for some of the automotive parts the Company sell to its customers or included in its products presents risks to the business.

A portion of automotive parts and components the Company uses in its manufacturing process are imported from suppliers located outside the U.S. As a result, the Company is subject to various risks of doing business in foreign markets and importing products from abroad, such as:

•	significant delays in the delivery of cargo due to port security considerations;

•	imposition of duties, taxes, tariffs or other charges on imports;

•	potential recalls or cancellations of orders for any product that does not meet the Company’s quality standards;

•	disruption of imports by labor disputes or strikes and local business practices;

•

heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•	political tensions, conflicts, and wars, such as the ongoing conflict in Ukraine;

•

natural disasters, disease, epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	inability of the Company’s non-U.S. suppliers to obtain adequate credit or access liquidity to finance its operations; and

•	the Company’s ability to enforce any agreements with its foreign suppliers.

Any of the foregoing factors, or a combination of them, could increase the cost or reduce the supply of products available to the Company and materially and adversely impact the Company’s business, sales, financial condition and results of operations.

The Company depends on retail partners to display and present its products to customers, and the Company’s failure to maintain and further develop the Company’s relationships with retail partners could harm the Company’s business.

The Company sells a significant amount of its products through knowledgeable national, regional, and independent retail partners. The Company’s retail partners service customers by stocking and displaying the Company’s products, explaining the Company product attributes, and sharing the story of the Company’s brands. The Company’s relationships with these retail partners are important to the authenticity of the Company’s brands and the marketing programs the Company continues to deploy. The Company’s failure to maintain these relationships with its retail partners or financial difficulties experienced by these retail partners could harm its business.

The Company has key relationships with national retail partners. If the Company loses any of the Company’s key retail partners or any key retail partner reduces its purchases of the Company’s existing or new products or its number of stores or operations or promotes products of the Company’s competitors over the Company’s, the Company’s sales would be harmed. Because the Company is a premium brand, its sales depend, in part, on retail partners effectively displaying its products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell its products. If the Company’s retail partners reduce or terminate those activities, the Company may experience reduced sales of its products, resulting in lower gross margins, which would harm its business, sales, financial condition and results of operations.

If the Company’s plans to increase sales through its DTC channel are not successful, the Company’s business, sales, financial condition and results of operations could be harmed.

For 2021, the Company generated through its DTC channel approximately $117 million in gross sales. Part of the Company’s growth strategy involves increasing sales through its DTC channel. The level of customer traffic and volume of customer purchases through the Company’s website is substantially dependent on the Company’s ability to provide a content-rich and user-friendly website, a hassle- free customer experience, sufficient product availability, and reliable, timely delivery of the Company’s products. If the Company is unable to maintain and increase customers’ use of its website, allocate sufficient product to the Company’s website, and increase any sales through its website, the Company’s business, sales, financial condition and results of operations could be harmed.

The Company’s future success depends on the continuing efforts of the Company’s management and key employees, and on the Company’s ability to attract and retain highly skilled personnel and senior management.

The Company depends on the talents and continued efforts of its senior management and key employees. The loss of members of management or key employees may disrupt the Company’s business and harm the Company’s business, sales, financial condition and results of operations. Furthermore, the Company’s ability to manage further expansion will require it to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and the Company may not be successful in attracting, integrating, and retaining the personnel required to grow and operate its business effectively. There can be no assurance that the Company’s current management team or any new members of the management team will be able to successfully execute the Company’s business and operating strategies.

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

Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personally-identifiable information including credit card information, that the Company collects through its websites may result in significant expense and adversely impact the Company’s reputation and business.

There is heightened concern and awareness over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. While the Company has implemented security measures, the Company’s computer systems may nevertheless be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security compromises. Any perceived or actual unauthorized or inadvertent disclosure of personally-identifiable information, whether through a compromise of the Company’s network by an unauthorized party, employee theft, misuse or error or otherwise, could harm the Company’s reputation, impair the Company’s ability to attract website visitors, or subject the Company to claims or litigation arising from damages suffered by consumers, and adversely affect the Company’s operations, financial performance and condition.

The Company depends on cash generated from its operations to support its growth, and the Company may need to raise additional capital, which may not be available on terms acceptable to the Company or at all.

The Company primarily relies on cash flow generated from its sales to fund its current operations and growth initiatives. As the Company expands its business, the Company will need significant cash from operations to purchase inventory, increase product development, expand its manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company and further invest in sales and marketing efforts. If the Company’s business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from the Company’s current or future credit facility, the Company may need additional equity or debt financing. If such financing is not available to the Company on satisfactory terms, the Company’s ability to operate and expand the Company’s business or to respond to competitive pressures could be harmed. Moreover, if the Company raises additional capital by issuing equity securities or securities convertible into equity securities, the ownership of the Company’s existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of the Common Stock. In addition, any indebtedness the Company incurs may subject the Company to covenants that restrict the Company’s operations and will require interest and principal payments that could create additional cash demands and financial risk for the Company.

Indebtedness of the Company and its subsidiaries may limit the Company’s and its subsidiaries’ ability to invest in the ongoing needs of its business and if the Company and its subsidiaries are unable to comply with the covenants in its current credit agreements, the Company’s and its subsidiaries’ business, sales, financial condition and results of operations could be harmed.

On November 18, 2021, the Company entered into a new credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (the "Credit Agreement"). The financing consists of a seven-year $600 million first-lien term loan, a five-year $125 million revolving credit facility, and a $100 million delayed draw term loan. The Company is required to make quarterly payments of principal plus accrued interest. As of December 31, 2021, $655 million in principal was outstanding under the credit facility, including $600 million for the first-lien term loan, $30 million for the delayed draw term loan, and $25 million under the revolving credit facility. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations and certain limitations on restricted payments; and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are jointly and severally guaranteed by the Company and certain of its wholly-owned material subsidiaries and the Company’s future subsidiaries that become guarantors (collectively the “Loan Parties"). The First Lien Credit Agreement is secured by a first-priority lien on substantially all of the Loan Parties’ assets, in each case subject to certain customary exceptions. If we fail to comply with the covenants or payments specified in the Credit Agreement, the lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable.

The Credit Agreement places certain conditions on the Company, including, subject to certain conditions, reductions and exceptions, requiring the Company to utilize a portion of its and its subsidiaries’ cash flow from operations to make payments on its and its subsidiaries’ indebtedness, reducing the availability of the Company’s and its subsidiaries’ cash flow to fund working capital, capital expenditures, development activity, return capital to the Company’s stockholders, and other general corporate purposes. The Company’s and its subsidiaries’ compliance with this condition may limit the Company’s and its subsidiaries’ ability to invest in the ongoing needs of the Company’s and its subsidiaries’ business. For example, complying with this condition:

•	increases the Company’s and its subsidiaries’ vulnerability to adverse economic or industry conditions;

•	limits the Company’s and its subsidiaries’ flexibility in planning for, or reacting to, changes in the Company’s and its subsidiaries’ business or markets;

•	makes the Company and its subsidiaries more vulnerable to increases in interest rates, as borrowings under the Credit Agreement bear interest at variable rates;

•	limits the Company’s and its subsidiaries’ ability to obtain additional financing in the future for working capital or other purposes; and

•	potentially places the Company and its subsidiaries at a competitive disadvantage compared to the Company’s and its subsidiaries’ competitors that have less indebtedness.

The Credit Agreement places certain limitations on the Company’s and certain of its subsidiaries’ ability to incur additional indebtedness. However, subject to the certain exceptions and baskets in the Credit Agreement, the Company and its subsidiaries may incur substantial additional indebtedness under and outside of such credit agreement. The Credit Agreement also limits or prohibits, among other things, and in each case, subject to exceptions, materiality thresholds and baskets, the Company’s and certain of its subsidiaries’ ability to: (a) pay dividends on, redeem or repurchase stock, or make other distributions; (b) incur or guarantee additional indebtedness; (c) sell stock in certain of the Company’s subsidiaries; (d) create or incur liens; (e) make acquisitions or investments; (f) transfer or sell certain assets or merge or consolidate with or into other companies; (g) make certain payments or prepayments of indebtedness subordinated to the Company’s obligations under the Credit Agreement; and (h) enter into certain transactions with the Company’s affiliates.

In addition to the restrictions described above, the Credit Agreement requires the Company and certain of its subsidiaries to comply with certain other covenants, including a financial maintenance covenant regarding the Company’s total net leverage ratio on the last day of each fiscal quarter, with step downs to lower total net leverage ratio levels at specified times as set forth therein. Failure to comply with these covenants and certain other provisions of the Credit Agreement, or the occurrence of a change of control, could result in an event of default and an acceleration of the Loan Parties’ obligations under the Credit Agreement or other indebtedness that the Company and its subsidiaries may incur in the future.

If such an event of default and acceleration of the Loan Parties’ obligations occurs, subject to intercreditor agreements agreed to by the lenders, the lenders under the Credit Agreement would have the right to proceed against the collateral the Loan Parties granted to them to secure such indebtedness. If the debt under the Credit Agreement were to be accelerated, the Company and its subsidiaries may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would immediately and materially harm the Company’s and its subsidiaries’ business, sales, financial condition and results of operations. The threat of the Company’s debt being accelerated in connection with a change of control could make it more difficult for the Company to attract potential buyers or to consummate a change of control transaction that would otherwise be beneficial to the Company’s stockholders.

The announced upcoming discontinuance of publishing LIBOR rates may impact the cost or availability of financing for us.

A large portion of our variable rate indebtedness ($655 million of outstanding principal as of December 31, 2021) references the London interbank offered rates ("LIBOR") as a benchmark for establishing the interest rate. LIBOR is expected to be phased out by June 2023. Although our LIBOR-based borrowings under the new credit facility contemplate a transition from LIBOR to an alternative index, uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely impact our interest expense, in which event our available cash flow for general corporate requirements maybe adversely affected.

The Company’s failure to maintain effective internal controls over financial reporting could harm us.

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The efforts required to ensure that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis, and to remediate any existing material weakness, are costly and time-consuming, and may need to be re-evaluated frequently. Implementing appropriate changes to our internal controls may take a significant amount of time to complete, including that of directors, officers and employees, and may entail substantial costs in order to modify existing accounting systems.

Additionally, we may experience material weaknesses or significant deficiencies in our internal control over financial reporting in the future. For example, as previously disclosed we identified a material weakness in internal control over financial reporting related to Empower Ltd.’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to the Company’s accounting classification of public shares. Remediation efforts can be time-consuming and expensive and can place a significant burden on management, thereby increasing pressure on our financial resources and processes. We may not be successful in making the improvements necessary to remediate the existing or any future material weakness, or in doing so in a timely and cost-effective manner.

Any failure to maintain internal control over financial reporting, or any failure to fully remediate the existing or any future material weaknesses that may be found to exist, could inhibit our ability to accurately and on a timely basis report our cash flows, results of operations or financial condition in compliance with applicable securities laws. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock and Warrants could decline and we could be subject to sanctions or investigations by NYSE, the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and negatively impact the price and trading market for our Common Stock and Warrants.

The Company may acquire or invest in other companies, which it may not be able to integrate successfully, and which could divert the Company management’s attention, result in dilution to the Company’s stockholders, and otherwise disrupt the Company’s operations and harm the Company’s business, sales, financial condition and results of operations.

The Company's recent growth has depended, and its future growth is likely to continue to depend, in part, on its acquisition strategy and the successful integration of acquired businesses into its existing operations. The Company intends to continue to seek acquisition opportunities both to expand into new markets and to enhance its position in existing markets. The Company cannot assure that it will be able to successfully integrate acquired businesses into its existing operations or expand into new markets. In addition, the Company cannot assure that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to the Company's results of operations or cash flow.

In the future, the Company may acquire or invest in businesses, products, or technologies that the Company believe could complement or expand its business, enhance its capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause the Company to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

In any future acquisitions, the Company may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. The success of the Company's acquisition strategy is subject to other risks and uncertainties, including:

•	an ability to realize operating efficiencies, synergies or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;

•	the risks associated with the assumption of product liabilities or contingent or undisclosed liabilities of the acquired company;

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;

•	diversion of management’s attention from other business concerns;

•	difficulties in retaining key employees, customers or suppliers of the acquired business; or

•	the ability to generate future cash flows or the availability of financing.

•	the incurrence of acquisition-related costs;

•	the issuance of dilutive equity securities, the incurrence of debt, or the use of cash to fund such acquisitions.

In addition, an acquisition could adversely impact the Company's operating performance as a result of the incurrence of acquisition-related debt, pre-acquisition potential tax liabilities, acquisition expenses, amortization of acquisition-related intangible assets, or possible future impairment of goodwill or intangible assets associated with the acquisitions.

The Company may also face liability with respect to acquired businesses for violations of environment laws occurring prior to the date of acquisition, which may not be covered by environment insurance secured to mitigate the risk or by indemnification from the sellers of the acquired businesses. The Company could also incur significant costs, including, but not limited to, remediation costs, natural resources damages, civil or criminal fines and sanctions, and third-party claims, as a result of past or future violations of, or liabilities, associated with environmental laws.

Most members of the Company’s management team do not have prior experience in operating a public company.

Most members of the Company’s management team do not have prior experience in managing a publicly traded company. As such, the management team may encounter difficulties in successfully or effectively managing its transition to a public company and in complying with its reporting and other obligations under federal securities laws and other regulations and in connection with operating as a public company. Their lack of prior experience in dealing with the reporting and other obligations and laws pertaining to public companies could result the management of the Company being required to devote significant time to these activities which may result in less time being devoted to the management and growth of the Company. In addition, the Company is hiring additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. The Company may be required to incur significant expense in connection with these efforts.

If the Company’s goodwill, other intangible assets, or fixed assets become impaired, the Company may be required to record a charge to its earnings.

The Company may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. The Company’s estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause the Company to record material non-cash impairment charges, which could harm the Company’s business, sales, financial condition and results of operations.

Global climate change and related regulations could negatively affect our business.

The effects of climate change, such as extreme weather conditions, create financial risks to our business. For example, the demand for our products may be affected by unseasonable weather conditions. The effects of climate change could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

Climate change is continuing to receive ever increasing attention worldwide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. For example, new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require increased capital expenditures to improve our product portfolio to meet such new laws, regulations and standards. While we have been committed to continuous improvements to our product portfolio to meet anticipated regulatory standard levels, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.

Legal, Regulatory and Compliance Risks Related to Our Business

The Company may become involved in legal or regulatory proceedings and audits.

The Company’s business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject the Company to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. The Company may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require the Company to take, or refrain from taking, actions that could harm the Company’s operations or require the Company to pay substantial amounts of money, harming the Company’s business, sales, financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming the Company’s business, sales, financial condition and results of operations. Any pending or future legal or regulatory proceedings and audits could harm the Company’s business, sales, financial condition and results of operations.

The Company may become subject to intellectual property claims or lawsuits that could cause it to incur significant costs or pay significant damages or that could prohibit it from selling its products.

The Company’s competitors also seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for automotive products. From time to time, third parties have claimed or may claim in the future that the Company’s products infringe upon their proprietary rights. The Company evaluates any such claims and, where appropriate, has obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in the Company’s business as a result of any claims of infringement. However, in the future, intellectual property claims could force the Company to alter its existing products or withdraw them from the market or could delay the introduction of new products.

Various patents have been issued to the Company’s competitors in the automotive parts industry and these competitors may assert that the Company’s products infringe their patent or other proprietary rights. If the Company’s products are found to infringe third-party intellectual property rights, the Company may be unable to obtain a license to use such technology, and it could incur substantial costs to redesign its products, withdraw them from the market, and/or to defend legal actions.

Sales of the Company’s products by unauthorized retailers or distributors could adversely affect the Company’s authorized distribution channels and harm the Company’s reputation.

Some of the Company’s products may find their way to unauthorized outlets or distribution channels. This “gray market” for the Company’s products can undermine authorized retailers and foreign wholesale distributors who promote and support the Company’s products, and can injure the Company’s brands in the minds of its customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling the Company’s products to unauthorized distributors or an increase in sales returns over historical levels. While the Company has taken some lawful steps to limit commerce of its products in the “gray market” in both the United States and abroad, it has not stopped such commerce.

The Company is subject to environmental, health and safety laws and regulations, which could subject the

Company to liabilities, increase its costs or restrict its operations in the future.

The Company’s properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which the Company operates, including, among others, regulations of the California Air Resources Board. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination and employee health and safety. The Company’s failure to comply with such environmental, health and safety laws and regulations could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions.

The Company may also be subject to liability for environmental investigations and cleanups, including at properties that the Company currently or previously owned or operated, even if such contamination was not caused by the Company, and the Company may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances. The Company may also be subject to similar liabilities and claims in connection with locations at which hazardous substances or wastes the Company has generated have been stored, treated, otherwise managed, or disposed. Environmental conditions at or related to the Company’s current or former properties or operations, and/or the costs of complying with current or future environmental, health and safety requirements (which have become more stringent and complex over time) could materially adversely affect the Company’s business, sales, financial condition and results of operations.

Changes in, or any failure to comply with, privacy laws, regulations, and standards may adversely affect the

Company’s business.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions in which the Company operates. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Furthermore, federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, all of which may be subject to invalidation by relevant foreign judicial bodies.

Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies, including, but not limited to, the California Consumer Privacy Act (“CCPA”). Internationally, many jurisdictions in which the Company operates have established their own data security and privacy legal framework with which the Company or its customers must comply, including but not limited to, the European General Data Protection Regulation (“GDPR”), which imposes certain privacy-related obligations and potential penalties and risks upon the Company’s business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to the Company. Any inability or perceived inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to the Company, damage its reputation and adversely affect its business.

The Company’s insurance policies may not provide adequate levels of coverage against all claims and the Company may incur losses that are not covered by its insurance.

The Company maintains insurance of the type and in amounts that the Company believes is commercially reasonable and that is available to businesses in its industry. The Company carries various types of insurance, including general liability, auto liability, workers’ compensation, cyber, and excess umbrella, from highly rated insurance carriers. Market forces beyond the Company’s control could limit the scope of the insurance coverage that the Company can obtain in the future or restrict its ability to buy insurance coverage at reasonable rates. The Company cannot predict the level of the premiums that the Company may be required to pay for subsequent insurance coverage, the level of any deductible and/or self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks. In the event of a substantial loss, the insurance coverage that the Company carries may not be sufficient to compensate the Company for the losses the Company incurs or any costs the Company is responsible for.

The Company previously identified material weaknesses in its internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified material weaknesses in our internal control over financial reporting related to the accounting for complex financial instruments at Empower Ltd., which existed prior to the Business Combination. During 2021, the Company completed a series of actions that effectively remediated the material weaknesses. Subsequent to the Business Combination on July 16, 2021, and upon filing the 10-Q for the quarterly period ended September 26, 2021, the internal controls over financial reporting of Holley Inc. took the place of the internal controls over financial reporting of Empower Ltd. As a result, the internal control structure of Empower Ltd. is no longer in operation and, instead, the relevant internal control structure after completion of the Business Combination is that of Holley Inc. As of December 31, 2021 management has concluded that its internal control over financial reporting was effective. See Item 9A. – “Controls and Procedures” of this Form 10-K.

The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that additional material weaknesses or restatements of financial results will not arise in the future due to a failure to maintain adequate internal control over financial reporting or circumvention of these controls, and in the future our controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The Company may face litigation and other risks as a result of Empower’s restatement of its historical financial statements and related matters.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement, dated October 6, 2020, between Continental Stock Transfer & Trust Company, as Warrant agent, and Empower (the “Warrant Agreement”). Following the issuance of the SEC Statement, after consultation with Empower’s independent registered public accounting firm, Empower’s management and audit committee concluded that it was appropriate to restate its previously issued audited financial statements as of December 31, 2020 and for the period from August 19, 2020 (inception) through December 31, 2020. As part of the restatement, Empower identified a material weakness in its internal controls over financial reporting.

Subsequent to the filing of Amendment No. 1 to Empower’s Annual Report on Form 10-K/A, based on SEC guidance, we identified a material weakness in Empower’s internal control over financial reporting related to Empower’s application of ASC 480-10-S99-3A to its accounting classification of the Empower Class A Shares. On December 14, 2021, our audit committee and management concluded that Empower’s internal control over financial reporting was not effective as of December 31, 2020, and, accordingly, our audit committee authorized management to restate Empower’s audited financial statements for the year ended December 31, 2020, where we concluded that the control deficiency that resulted in the incorrect classification of Empower Class A Shares constituted a material weakness as of December 31, 2020, resulting in the filing of Amendment No. 2 to Empower’s Annual Report on Form 10-K/A, filed with the SEC on February 4, 2022, and for the quarterly periods ended March 31, 2021 and June 30, 2021, resulting in the filing of Amendment No. 1 to Empower’s Quarterly Report for the period ended March 31, 2021 on Form 10-Q/A, filed with the SEC on February 4, 2022 and the filing of Amendment No. 1 to the Company’s Quarterly Report for the period ended June 30, 2021 on Form 10-Q/A, filed with the SEC on February 4, 2022 . Historically, a portion of the Empower Class A Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that Empower would not redeem its Empower Class A Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in Empower’s amended and restated memorandum and articles of association. Pursuant to the Company’s re-evaluation of Empower’s application of ASC 480-10-S99-3A to its accounting classification of Empower Class A Shares, the Company’s management has determined that the Empower Class A Shares include certain provisions that require classification of all Empower Class A Shares as temporary equity regardless of the net tangible assets redemption limitation contained in Empower’s amended and restated memorandum and articles of association.

As a result of such material weaknesses, the restatements, the change in accounting for the Warrants and the A&R FPA, reclassification of Empower Class A Shares, and other matters raised or that may in the future be raised by the SEC, the Company faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in Empower’s internal control over financial reporting and the preparation of Empower’s financial statements. As of the date of this annual report, the Company has no knowledge of any such litigation or dispute. However, the Company can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Changes in tax laws or unanticipated tax liabilities could adversely affect the Company’s effective income tax rate and profitability.

The Company is subject to income taxes in the United States (federal and state) and various foreign jurisdictions. The Company’s effective income tax rate could be adversely affected in the future by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations or their interpretations and application, and the outcome of income tax audits in various jurisdictions around the world. In particular, the Biden administration has proposed increases to the U.S. corporate income tax rate from 21% to 28% and made other proposals. If any of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on our effective tax rate. We cannot predict the likelihood, timing or substance of U.S. tax proposals and will continue to monitor the progress of such proposals, as well as other global tax reform initiatives.

Risks Related to Ownership of Our Securities

Certain of the Company’s stockholders, including the Holley Stockholder and the Sponsor, may have conflicts of interest with other stockholders and may limit your ability to influence corporate matters.

As of December 31, 2021, Holley Parent Holdings, LLC (the “Holley Stockholder”) and Empower Sponsor Holdings LLC (the "Sponsor") (together with its affiliates) beneficially own, in the aggregate, approximately 67.8% of our shares of Common Stock, excluding any warrants exercisable for Common Stock held by Sponsor or its affiliates (or 69.5% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). As a result of this concentration of stock ownership, these parties acting together and, in the case of the Holley Stockholder, on its own, have sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our certificate of incorporation and bylaws. On July 16, 2021, (the “Closing” and such date, the “Closing Date”), the Company, the Sponsor, the Sponsor Investors, the Holley Stockholder and the Sentinel Investors entered into the Stockholders’ Agreement, pursuant to which the Holley Stockholder and the Sponsor have the right to designate nominees for election to the Company’s board of directors subject to certain beneficial ownership requirements.

In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our Company and make some transactions that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our securities more difficult or impossible without their support. Because we have opted out of Section 203 of the Delaware General Corporation Law (“DGCL”) regulating certain business combinations with interested stockholders, these parties may transfer their shares of Common Stock and such control of us to a third party, which would not require the approval of our board of directors or other stockholders and may limit the price that investors are willing to pay in the future for shares of our Common Stock. The interests of these parties may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these parties could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. This concentration of ownership may also adversely affect the trading prices of our securities.

Each of the Holley Stockholder and the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with the Company. The certificate of incorporation provides that none of the Holley Stockholder, the Sponsor, any of their affiliates or any director who is not employed by the Company (including any non-employee director who serves as one of the Company’s officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which the Company operates. Each of the Holley Stockholder and the Sponsor also may pursue acquisition opportunities that may be complementary to the Company’s business and, as a result, those acquisition opportunities may not be available to the Company.

Warrants are exercisable for Common Stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The Company has an aggregate of 14,666,644 Warrants issued and outstanding, representing the right to purchase an equivalent amount shares of Common Stock. The Warrants became exercisable on October 9, 2021. The exercise price of the Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

The Warrants may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment.

The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Warrants to make any change that adversely affects the interests of the registered holders of the Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of Common Stock purchasable upon exercise of a Warrant.

The market price and trading volume of Common Stock and Warrants may be volatile.

Stock markets, including the NYSE, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for Common Stock and Warrants, the market price of Common Stock and Warrants may be volatile and could decline significantly, whether or not any price changes are related to matters specific to the Company. In addition, the trading volume in Common Stock and Warrants may fluctuate and cause significant price variations to occur. If the market price of Common Stock and Warrants declines significantly, you may be unable to resell your shares of Common Stock and Warrants at or above the market price of Common Stock and Warrants. We cannot assure you that the market price of Common Stock and Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this annual report;

•

actual or anticipated differences in the Company’s estimates, or in the estimates of analysts, for the Company’s revenues, results of operations, level of indebtedness, liquidity or financial condition;

•	additions and departures of key personnel;

•	failure to comply with the requirements of the NYSE;

•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

•	future issuances, sales or resales, or anticipated issuances, sales or resales, of Common Stock;

•	perceptions of the investment opportunity associated with Common Stock relative to other investment alternatives;

•	the performance and market valuations of other similar companies;

•	future announcements concerning the Company’s business or its competitors’ businesses;

•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

•	speculation in the press or investment community;

•	actual, potential or perceived control, accounting or reporting problems;

•	changes in accounting principles, policies and guidelines; and

•

general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war (such as the ongoing conflict in Ukraine) or terrorism.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert the Company’s management’s attention and resources, which could have a material adverse effect on the Company.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the market price and trading volume of Common Stock and Warrants.

The market for Common Stock and Warrants depends in part on the research and reports that securities or industry analysts publish about the Company or its business. Securities research analysts may establish and publish their own periodic projections for Holley. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for Common Stock and Warrants could decrease, which might cause the market price and trading volume of our Common Stock and Warrants to decline significantly.

Future sales of our Common Stock and Warrants in the public market could cause our stock price to fall.

The Holley Stockholder and the Sponsor (together with its affiliates) beneficially own, in the aggregate, approximately 67.8% of our shares of Common Stock, excluding any warrants exercisable for Common Stock held by Sponsor or its affiliates (or 69.5% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). All shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms the A&R Registration Rights Agreement, the Sponsor and the Holley Stockholder have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. The registration statement, which was filed pursuant to these registration rights, and any registration of other shares we may file in the future, enables those securities to be sold in the public market. Any sale by the Holley Stockholder, the Sponsor or other affiliates and stockholders, or any perception in the public markets that such a transaction may occur could cause the market price of our Common Stock and Warrants to decline materially.

The Company is a “controlled company” within the meaning of the NYSE Listed Company Manual and, as a result, qualifies for exemptions from certain corporate governance requirements. If we rely on such exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Holley Stockholder owns a majority of our Common Stock, meaning that the Company is a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, company or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;

•	the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a controlled company. We are not utilizing these exemptions; however, if in the future we decide to rely on such exemptions, we may elect not to comply with the foregoing NYSE corporate governance requirements and, if we do, investors in our securities may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

The Company may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

The Company has the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of Common Stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the Warrants were offered. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Warrants will be redeemable by the Company so long as they are held by the Sponsor, or its permitted transferees.

The NYSE may delist the Company’s securities from trading on its exchange, which could limit stockholders’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

Our Common Stock and Warrants are currently listed on NYSE. We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE, the Company will be required to maintain certain financial, distribution and stock price levels. Generally, the Company will be required to maintain a minimum amount in stockholders’ equity.

If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Company’s Common Stock and Warrants are listed on the NYSE, they are covered securities. Although the states are preempted from regulating the sale of its securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if the Company was no longer listed on the NYSE, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

Future issuances of debt securities and equity securities may adversely affect the Company, including the market price of Common Stock and may be dilutive to existing stockholders.

There is no assurance that the Company will not incur debt or issue equity ranking senior to Common Stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of Common Stock. Separately, additional financing may not be available on favorable terms, or at all. Because the Company’s decision to issue debt or equity in the future will depend on market conditions and other factors beyond the Company’s control, it cannot predict or estimate the amount, timing, nature or success of the Company’s future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Common Stock and be dilutive to existing stockholders.

The Company does not intend to pay cash dividends for the foreseeable future.

The Company currently intends to retain its future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Company’s board of directors and will depend on its financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of the Common Stock and Warrants that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find the Common Stock and Warrants of the Company less attractive because we will rely on these exemptions. If some investors find the Common Stock and Warrants of the Company less attractive as a result, there may be a less active trading market for the Common Stock, and Warrants of the Company and more stock price volatility.

Delaware law and the Company’s certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The certificate of incorporation, bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Company’s board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the certificate of incorporation and bylaws include provisions regarding:

•	a classified board of directors with staggered, three-year terms;

•	prevent stockholders from acting by written consent;

•	limit the ability of stockholders to amend our certificate of incorporation;

•	limit the ability of stockholders to remove directors;

•	prevent stockholders from calling special meetings of stockholders;

•

the ability of the board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder;

•	the certificate of incorporation prohibits cumulative voting in the election of directors;

•	the limitation of the liability of, and the indemnification of, the Company’s directors and officers;

•	the ability of the board of directors to amend the bylaws; and

•	advance notice procedures with which stockholders must comply to nominate candidates to the board of directors or to propose matters to be acted upon at a stockholders’ meeting.

These provisions, alone or together, could discourage, delay or prevent hostile takeovers and changes in control, including transactions in which the acquirer may offer a premium price for our Common Stock and Warrants, or changes in the Company’s board of directors or management.

In addition, our Incentive Plan provides for accelerated vesting of awards that are assumed or substituted in connection with a change in control of the Company as a result of the change in control if a participant experiences a qualifying termination within two years following the change in control, which could discourage, delay or prevent a merger or acquisition at a premium price.

The provisions of the certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

The certificate of incorporation provides that, unless the Company selects or consents in writing to the selection of an alternative forum, to the fullest extent permitted by the applicable law: (a) the sole and exclusive forum for any complaint asserting any internal corporate claims, to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware); and (b) the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, to the fullest extent permitted by law, shall be the federal district courts of the United States of America. For purposes of the foregoing, “internal corporate claims” means claims, including claims in the right of the Company that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the DGCL confers jurisdiction upon the Court of Chancery. Any person or entity purchasing or otherwise acquiring any interest in any shares of Common Stock will be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the certificate of incorporation’s exclusive forum provision (an “FSC Enforcement Action”), and (ii) having service of process made upon such holder of Common Stock in any such FSC Enforcement Action by service upon such holder of Common Stock’s counsel in such action as agent for such holder of Common Stock.

These provisions may have the effect of discouraging lawsuits against the Company’s directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against the Company, a court could find the choice of forum provisions contained in the certificate of incorporation to be inapplicable or unenforceable in such action.

Item 1B. Unresolved Staff Comments:

None

Item 2. Properties

Our corporate headquarters is located at 1801 Russellville Rd, Bowling Green, Kentucky 42101. We own the property and building where our headquarters is located. Our facility is approximately 200,000 square feet and includes approximately 68,500 square feet for corporate office space, 88,300 square feet for manufacturing and approximately 42,100 square feet for product shipment and delivery acceptance.

We have a number of locations across the United States, Canada and Italy that serve multiple functions including distribution, engineering, manufacturing, office space, R&D, and retail sales. We have 17 facilities that perform manufacturing of our products and 16 distribution locations. We also have 15 R&D/Engineering facilities designed to grow our new product innovations.

Item 3. Legal Proceedings

We are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants are traded on the New York Stock Exchange under the symbols “HLLY” and “HLLY WS,” respectively.

Holders

As of March 14, 2022, there were approximately 20 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.

Issuer Repurchase of Equity Securities

None

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to “Holley,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of Holley Inc. The following discussion and analysis should be read in conjunction with Holley’s consolidated financial statements and related notes thereto included in this annual report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause Holley’s actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein and under the caption, “Cautionary Note Regarding Forward-Looking Statements.”

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

Innovation is at the core of our business and growth strategy with approximately 35% of our 2021 sales coming from products introduced by us into the market since 2016. We have a history of developing innovative products, including new products in existing product families, product line expansions, and accessories, as well as products that bring us into new categories. We have thoughtfully expanded our product portfolio over time to adapt to consumer needs.

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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Form 10-K titled “Risk Factors.”

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

From 2019 through 2021, we completed 12 acquisitions. The most significant of these acquisitions impacting the comparability of our operating results were:

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

The acquisitions have all been accounted for in accordance with FASB ASC Topic 805, Business Combinations, and the operations of the acquired entities are included in our historical results for the periods following the closing of the acquisition. See Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” and Note 2, “Business Combination and Acquisitions,” in the Notes to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional information related to the Company’s acquisitions and investments.

COVID-19 Outbreak

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has experienced, and expects to continue to experience, disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. In 2021 we continued to generate strong demand for our products; however, we have experienced and may continue to experience global supply constraints which affected our ability to deliver products to our customers in a timely manner and incremental costs from labor and material inflation, and expediting costs resulting from current-period supply chain shortages. The full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition is currently uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the utilization and effectiveness of treatments and vaccines, the imposition of effective public safety and other protective measures, the further impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic, including variants such as Delta and Omicron, not improve or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected. See Part I: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

Key Components of Results of Operations

Net Sales

The principal activity from which the Company generates its sales is the designing, marketing, manufacturing and distribution of performance aftermarket automotive parts for its end consumers. Sales are displayed net of rebates and sales returns allowances. Sales returns are recorded as a charge against gross sales in the period in which the related sales are recognized.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of purchased parts and manufactured products, including materials and direct labor costs. In addition, warranty, incoming shipping and handling and inspection and repair costs are also included within costs of goods sold. Reductions in the cost of inventory to its net realizable value are also a component of cost of goods sold.

Selling, General, and Administrative

Selling, general, and administrative consist of payroll and related personnel expenses, IT and office services, office rent expense and professional services. In addition, self-insurance, advertising, research and development, outgoing shipping costs, pre-production and start-up costs are also included within selling, general, and administrative. The Company expects to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

Acquisition and Restructuring Costs

Acquisition and restructuring costs consist of professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions. In addition, operational restructuring costs are included within this classification.

Related Party Acquisition and Management Fee Costs

Related party acquisition and management fee costs consist of fees paid to the Company’s historical private equity sponsor pursuant to a management services agreement for management services and consulting services directly attributable to potential acquisitions. Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated.

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. On November 18, 2021, the Company entered into a new credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (the "Credit Agreement"). The financing consists of a seven-year $600 million first-lien term loan, a five-year $125 million revolving credit facility, and a $100 million delayed draw term loan. As of December 31, 2021, $655.0 million was outstanding under the Credit Agreement. Interest is based on LIBOR or the prime rate, plus the applicable margin rate.

Results of Operations

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

The table below presents Holley’s results of operations for the years ended December 31, 2021 and 2020:

	For the years ended		Change
	December 31, 2021	December 31, 2020	$	%

Net sales	$692,847	$504,179	$188,668	37.4%
Cost of goods sold	406,040	295,935	110,105	37.2%
Gross profit	286,807	208,244	78,563	37.7%
Selling, general, and administrative	116,793	70,875	45,918	64.8%
Research and development costs	28,280	23,483	4,797	20.4%
Amortization of intangible assets	13,999	11,082	2,917	26.3%
Acquisition and restructuring costs	23,668	9,743	13,925	142.9%
Related party acquisition and management fee costs	25,789	6,089	19,700	323.5%
Other operating expense	755	1,517	(762)	(50.2%)
Operating income	77,523	85,455	(7,932)	(9.3%)
Change in fair value of warrant liability	32,580	—	32,580	n/a
Change in fair value of earn-out liability	8,875	—	8,875	n/a
Loss on early extinguishment of debt	13,650	—	13,650	n/a
Interest expense	39,128	43,772	(4,644)	(10.6%)
Income (loss) before income taxes	(16,710)	41,683	(58,393)	n/a
Income tax expense	10,429	8,826	1,603	18.2%
Net income (loss)	(27,139)	32,857	(59,996)	n/a
Foreign currency translation adjustment	30	16	14	87.5%
Pension liability loss	388	(293)	681	n/a
Total comprehensive income (loss)	$(26,721)	$32,580	$(59,301)	n/a

Net Sales

Net sales for the year ended December 31, 2021 increased $188.6 million, or 37.4%, to $692.8 million compared to $504.2 million for the year ended December 31, 2020. Non-comparable sales associated with acquisitions contributed $116.4 million or 23.1% of year-over-year growth. The remainder of the increase was driven by a $37.3 million, or 25.1%, increase in electronic systems products sold and a $18.4 million, or 18.1%, increase in mechanical systems products sold.

Cost of Goods Sold

Cost of goods sold for year ended December 31, 2021 increased $110.1 million, or 37.2%, to $406.0 million compared to $295.9 million for the year ended December 31, 2020. The increase in cost of goods sold during the year ended December 31, 2021 was in line with a corresponding increase in product sales during such period.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2021 increased $78.5 million, or 37.7%, to $286.8 million compared to $208.3 million for the year ended December 31, 2020. The increase in gross profit was driven by the increase in sales. Gross margin for the year ended December 31, 2021 was 41.4% compared to a gross margin of 41.3% for the year ended December 31, 2020.

Selling, General and Administrative

Selling, general and administrative costs for the year ended December 31, 2021 increased $45.9 million, or 64.8%, to $116.8 million compared to $70.9 million for the year ended December 31, 2020. When expressed as a percentage of sales, selling, general and administrative costs increased to 16.9% of sales for the year ended December 31, 2021 compared to 14.1% of sales in 2020. Recent acquisitions accounted for $18.5 million of the increase in selling, general and administrative costs. The increase in costs was also driven by a $4.5 million increase in compensation expense related to equity awards, a $5.4 million increase in outbound shipping costs related to higher sales and domestic supply chain pressure, and a $5.9 million increase in professional fees, primarily due to the Business Combination and as a result of becoming a public company.

Research and Development Costs

Research and development costs for the year ended December 31, 2021 increased $4.8 million, or 20.4%, to $28.3 million compared to $23.5 million for the year ended December 31, 2020. The increase in research and development costs was primarily due to headcount investments as we continue to pursue product innovation and new products.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2021 increased $2.9 million, or 26.3%, to $14.0 million compared to $11.1 million for the year ended December 31, 2020 due to recent acquisitions.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the year ended December 31, 2021 increased $14.0 million to $23.7 million, which includes $17.2 million in contingent consideration related to the Simpson acquisition, $4.8 million in professional fees associated with the eight acquisitions completed in 2021, and $1.4 million of restructuring costs related to recent acquisitions. Acquisition and restructuring costs for the year ended December 31, 2020 were $9.7 million, which includes $2.3 million in professional fees associated with the Simpson, Drake and Detroit Speed acquisitions completed in 2020 and $3.2 million in restructuring costs incurred with the move of the West Sacramento, CA operations to our Bowling Green, KY facilities.

Related Party Acquisition and Management Fees

Related party acquisition and management fees for the year ended December 31, 2021 were $25.8 million, of which $23.3 million represents a fee paid upon the Closing of the Business Combination. Related party acquisition and management fees for the year ended December 31, 2020 were $6.1 million, which includes $4.2 million in management fees paid to the Company’s former private equity sponsor and $1.9 million that was attributable to the Drake and Simpson acquisitions,

Operating Income

As a result of factors described above, operating income for the year ended December 31, 2021 decreased $8.0 million, or 9.3%, to $77.5 million compared to $85.5 million for the year ended December 31, 2020.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2021 we recognized a loss of $32.6 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the year ended December 31, 2021 we recognized a loss of $8.9 million from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the earn-out shares resulting from the Business Combination.

Loss on Early Extinguishment of Debt

For the year ended December 31, 2021 we recognized a $13.6 million loss on the early extinguishment of debt. The extinguishment loss includes a write off of $12.2 million in unamortized debt issuance costs associated with our previous first lien and second lien notes due to the refinancing of our previous credit facility (refer to Note 6 - Debt for further discussion). Additionally, we wrote off $1.4 million of unamortized debt issuance costs when $100 million of the net proceeds from the Business Combination were used to reduce the outstanding principal balance of our second lien note.

Interest Expense

Interest expense for the year ended December 31, 2021 decreased 4.7 million, or 10.6%, to $39.1 million compared to $43.8 million for the year ended December 31, 2020, due to a lower effective interest rate combine with the favorable impact of the $100 million paydown on our second lien note in July 2021.

Income (Loss) before Income Taxes

As a result of factors described above, we recognized a loss of $(16.7) million before income taxes for the year ended December 31, 2021 compared to income before income taxes of $41.7 million for the year ended December 31, 2020.

Income Tax Expense

We recognized income tax expense of $10.4 million for the year ended December 31, 2021 compared to $8.8 million for the year ended December 31, 2020. We recognized tax expense on a net loss for the year ended December 31, 2021 due to permanent differences resulting from the Business Combination, change in fair value of the warrant and earn-out liabilities, and the adjustment to the Simpson earnout during the period.

Net Income (Loss) and Total Comprehensive Income (Loss)

As a result of factors described above, we recognized a net loss of $(27.1) million for the year ended December 31, 2021 compared to net income of $32.9 million for the year ended December 31, 2020. Additionally, we recognized total comprehensive loss of $(26.7) million for the year ended December 31, 2021 compared to total comprehensive income of $32.6 million for the year ended December 31, 2020. Comprehensive income (loss) includes the effect of foreign currency translation and pension liability adjustments.

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

The table below presents Holley’s results of operations for the years ended December 31, 2020 and 2019:

	For the years ended		Change
	December 31, 2020	December 31, 2019	$	%

Net sales	$504,179	$368,663	$135,516	36.8%
Cost of goods sold	295,935	219,884	76,051	34.6%
Gross profit	208,244	148,779	59,465	40.0%
Selling, general, and administrative	70,875	62,371	8,504	13.6%
Research and development costs	23,483	20,630	2,853	13.8%
Amortization of intangible assets	11,082	10,456	626	6.0%
Acquisition and restructuring costs	9,743	4,942	4,801	97.1%
Related party acquisition and management fee costs	6,089	3,662	2,427	66.3%
Other income	1,517	644	873	n/a
Operating income	85,455	46,074	39,381	85.5%
Change in fair value of warrant liability	—	—	—	—
Change in fair value of earn-out liability	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—
Interest expense	43,772	50,386	(6,614)	(13.1%)
Income (loss) before income taxes	41,683	(4,312)	45,995	n/a
Income tax expense (benefit)	8,826	(4,873)	13,699	n/a
Net income	32,857	561	32,296	n/a
Foreign currency translation adjustment	16	—	16	n/a
Pension liability loss	(293)	(123)	(170)	138.2%
Total comprehensive income	$32,580	$438	$32,142	n/a

Net Sales

Net sales for the year ended December 31, 2020 increased $135.5 million, or 36.8%, to $504.2 million compared to $368.7 million for the year ended December 31, 2019. The increase in net sales during 2020 was primarily due to a $33.5 million, or 64.3%, increase in EFI products sold, a $20.1 million, or 38.8%, increase in exhaust products sold and a $16.3 million, or 31.4%, increase in ignition products sold. These product lines increased as we continued to see growth in new product introductions.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2020 increased $76.0 million, or 34.6%, to $295.9 million compared to $219.9 million for the year ended December 31, 2019. The increase in cost of goods sold during the year ended December 31, 2020 was in line with a corresponding increase in product sales during such period.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2020 increased $59.5 million, or 40.0%, to $208.3 million compared to $148.8 million for the year ended December 31, 2019. The increase in gross profit was driven by the increase in sales. Gross margin for the year ended December 31, 2020 was 41.3% compared to a gross margin of 40.4% for the year ended December 31, 2019. The higher gross margin was primarily due to increased fixed cost leverage from increased sales and integration activities.

Selling, General and Administrative

Selling, general and administrative costs for the year ended December 31, 2020 increased $8.5 million, or 13.6%, to $70.9 million compared to $62.4 million for the year ended December 31, 2019. When expressed as a percentage of sales, selling, general and administrative costs decreased to 14.1% of sales for the year ended December 31, 2020 compared to 16.9% of sales in 2019. The increase in costs was driven by a $3.6 million increase in shipping and handling costs related to higher sales and a $2.4 million increase in costs associated with the significant growth in our DTC business as we focused our efforts in growing this business.

Research and Development Costs

Research and development costs for the year ended December 31, 2020 increased $2.9 million, or 13.8%, to $23.5 million compared to $20.6 million for the year ended December 31, 2019. The increase in research and development costs were primarily due to headcount investments of $2.3 million as we continue to pursue product innovation and new products.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2020 increased $0.6 million, or 6.0%, to $11.1 million compared to $10.5 million for the year ended December 31, 2019 due to the full-year amortization of the Range Technologies Inc. acquisition intangible assets.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the year ended December 31, 2020 increased $4.8 million, or 97.1%, to $9.7 million compared to $4.9 million for the year ended December 31, 2019. The increase was primarily due to $2.3 million in professional fees associated with the Simpson, Drake and Detroit Speed acquisitions completed in 2020 and $3.2 million in restructuring costs incurred with the move of the West Sacramento, CA operations to Bowling Green, KY facilities.

Related Party Acquisition and Management Fees

Related party acquisition and management fees for the year ended December 31, 2020 increased $2.4 million, or 66.3%, to $6.1 million compared to $3.7 million for the year ended December 31, 2019. The increase in costs was due to one-time costs associated with acquisition, integration and restructuring activities. The acquisition costs were primarily attributable to the Drake and Simpson acquisitions.

Operating Income

As a result of factors described above, our operating income increased $39.4 million, or 85.5%, to $85.5 million for the year ended December 31, 2020 compared to $46.1 million for the year ended December 31, 2019.

Interest Expense

Interest expense for the year ended December 31, 2020 decreased $(6.6) million, or (13.1%), to $43.8 million compared to $50.4 million for the year ended December 31, 2019. The decrease was due to lower outstanding debt for much of 2020 and lower interest rates.

Income (Loss) before Income Taxes

As a result of factors described above, we recognized income before income taxes of $41.7 million for the year ended December 31, 2020 compared to a loss before income taxes of $(4.3) million for the year ended December 31, 2019.

Income Tax Expense (Benefit)

Income tax expense was $8.8 million for the year ended December 31, 2020 compared to an income tax benefit of $(4.8) million for the year ended December 31, 2019. The increase in tax expense was due to an increase in income from the growth in sales. The effective tax rates were 21.2% and 113.0% for the years ended December 31, 2020 and 2019, respectively.

Net Income and Total Comprehensive Income

As a result of factors described above, net income increased $32.4 million to $32.9 million for the year ended December 31, 2020 compared to $0.5 million for the year ended December 31, 2019. Additionally, total comprehensive income for the year ended December 31, 2020 increased $32.2 million to $32.6 million compared to $0.4 million for the year ended December 31, 2019. Comprehensive income includes the effect of foreign currency translation and pension liability adjustments.

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

Holley defines EBITDA as earnings before (a) interest expense, (b) income taxes and (c) depreciation and amortization. Holley defines Adjusted EBITDA as EBITDA plus (i) notable items that in 2021 consist primarily of the amortization of the fair market value increase in inventory and in 2020 consist primarily of the amortization of the fair market value increase in inventory and a legal settlement, (ii) compensation expense related to equity awards (iii) acquisition and restructuring costs, which for 2021 includes a $17.2 million adjustment due to a change in the fair value of the Simpson acquisition contingent consideration payable, (iv) changes in the fair value of the warrant liability, (v) changes in the fair value of the earn-out liability, (vi) losses from the early extinguishment of debt, (vii) related party acquisition and management fee costs, and (viii) other expenses, which includes losses from disposal of fixed assets and foreign currency transactions. We have included within the definition of Adjusted EBITDA the changes in the fair value of the warrant liability, changes in the fair value of the earn-out liability and losses from the early extinguishment of debt, as management believes such matters, when they occur, do not directly reflect the performance of the underlying business.

EBITDA and Adjusted EBITDA are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from or included in these metrics are significant components in understanding and assessing Holley’s financial performance. These metrics should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP. The following unaudited table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019

Net income (loss)	$(27,139)	$32,857	$561
Adjustments:
Depreciation	11,527	7,886	8,827
Amortization of intangible assets	13,999	11,082	10,456
Interest expense	39,128	43,772	50,386
Income tax expense (benefit)	10,429	8,826	(4,873)
EBITDA	47,944	104,423	65,357
Notable items	11,270	3,891	6,742
Equity-based compensation expense	4,963	487	437
Acquisition and restructuring costs	23,668	9,743	4,942
Change in fair value of warrant liability	32,580	—	—
Change in fair value of earn-out liability	8,875	—	—
Loss on early extinguishment of debt	13,650	—	—
Related party acquisition and management fees	25,789	6,089	3,662
Other expense	755	1,517	644
Adjusted EBITDA	$169,494	$126,150	$81,784

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

As of December 31, 2021, the Company had cash of $36.3 million and availability of $98.8 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. As of December 31, 2021, $25 million was outstanding under the revolving credit facility. The Company also had $1.2 million of outstanding letters of credit as of December 31, 2021.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $8.5 million in fiscal year 2022. See Note 14, "Lease Commitments" in the Notes to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional information related to the Company’s lease obligations.

Holley's capital expenditures are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $14 million to $16 million in fiscal year 2022.

See Note 6, "Debt" in the Notes to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for further detail of our credit facility and the timing of principal maturities. As of December 31, 2021, based on the then current weighted average interest rate of 4.5%, expected interest payments associated with outstanding debt totaled approximately $30 million for fiscal year 2022.

The Company believes that its cash on hand, cash from operations and borrowings available under its revolving credit facility will be sufficient to satisfy its liquidity needs and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash provided by operating activities	$21,583	$88,413	$9,418
Cash used in investing activities	(134,089)	(165,618)	(14,479)
Cash provided by financing activities	77,157	140,544	2,433
Net increase (decrease) in cash and cash equivalents	$(35,349)	$63,339	$(2,628)

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

Operating Activities. Cash provided by operating activities for the year ended December 31, 2021 was $21.6 million compared to cash provided by operating activities of $88.4 million for the year ended December 31, 2020. Cash provided by accounts receivable, accrued liabilities, and accounts payable increased by $11.8 million, $9.2 million, and $0.3 million, respectively. Offsetting these increases were decreases in cash provided by inventory, and prepaids and other current assets, of $67.1 million and $15.3 million, respectively. The changes in accounts receivable, accounts payable, and inventory reflect the growth in the business in 2021.

Investing Activities. Cash used in investing activities for the year ended December 31, 2021 was $134.1 million, primarily relating to acquisitions of $119.2 million and capital expenditures of $15.2 million. For the year ended December 31, 2020, cash used in investing activities was $165.6 million, primarily relating to acquisitions of $156.8 million and capital expenditures of $9.4 million.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2021 was $77.2 million, which included $630.0 million from proceeds of long-term debt, $132.3 million in cash received due to the recapitalization, and $25.0 million in net borrowings under the revolving credit agreement, largely offset by $687.5 million in principal payments on long-term debt, $13.4 million in deferred financing fees, and $9.2 million in payment of contingent consideration on acquisitions. Cash provided by financing activities for the year ended December 31, 2020 was $140.5 million, comprised of $170.0 million from proceeds of long-term debt, partially offset by net payments of $20.5 million under the revolving credit agreement, principal payments on long-term debt of $4.1 million, and $4.7 million in deferred financing fees.

Working Capital. Holley’s working capital as of December 31, 2021 was $199.9 million, compared to $176.0 million as of December 31, 2020. For the year ended December 31, 2021, inventories increased by $51.1 million, prepaid and other current assets increased by $13.9 million, while acquisition contingent consideration payable decreased by $9.2 million. Offsetting these items were a decrease in Holley's cash balance of $35.3 million and an increase in accounts payable of $11.1 million.

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

Operating Activities. Cash provided by operating activities for the year ended December 31, 2020 was $88.4 million compared to cash provided by operating activities of $9.4 million during the year ended December 31, 2019. The year-over-year increase was primarily due to a net increase in non-cash items of $19.6 million, an increase in net income of $32.3 million and cash provided by inventory of $25.0 million. Cash provided by increases in accrued liabilities and accounts payable increased by $0.9 million and $8.2 million, respectively. Offsetting these increases were a decrease in cash provided by accounts receivable of $13.5 million. The changes in accounts receivable, inventory and accounts payable reflect the growth in the business in 2020.

Investing Activities. Cash used in investing activities for the year ended December 31, 2020 was $165.6 million, primarily relating to acquisitions of $156.8 million and capital expenditures of $9.4 million. For the year ended December 31, 2019, cash used in investing activities was $14.5 million, primarily relating to capital expenditures of $7.4 million and acquisitions of $5.9 million.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2020 was $140.5 million, comprised of $170.0 million from proceeds of long-term debt, partially offset by net payments of $20.5 million under the revolving credit agreement, principal payments on long-term debt of $4.1 million, and $4.7 million in deferred financing fees. Cash provided by financing activities for the year ended December 31, 2019 was $2.4 million, primarily comprised of cash inflows of $6.5 million related to borrowings under the revolving credit agreement, offset by cash outflows of $3.8 million related to principal payments on long-term debt.

Working Capital. Holley’s working capital as of December 31, 2020 was $176.0 million, compared to $117.3 million as of December 31, 2019. For the year ended December 31, 2020, Holley’s cash balance increased by $63.3 million, accounts receivable increased by $18.0 million and inventories increased by $11.9 million. Offsetting these items were increases in accounts payable of $14.1 million, accrued liabilities of $9.0 million and acquisition contingent consideration payable of $9.2 million.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgements and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the assumptions, judgements and estimates associated with the following have the greatest potential impact on, and are critical to the understanding of, our results of operations: inventory reserve and the fair value of assets and liabilities acquired in the Business Combination and acquisitions. For further information see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Inventory Reserve

The Company’s inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances. See Part IV, Item 15 in this annual report on Form 10-K for additional information related to the Company's inventory valuation reserve.

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

Fair Value of Acquired Assets and Liabilities

Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of significant judgment regarding estimates and assumptions. The same applies to assigning fair market values to the liabilities assumed in the Business Combination at the date of the transaction and at each reporting date thereafter. While the ultimate responsibility resides with management, for certain acquisitions the Company retains the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long-lived assets, and liabilities assumed in the Business Combination. Acquired intangible assets, excluding goodwill, are valued using various methodologies including discounted cash flows, relief from royalty, and multiperiod excess earnings depending on the type of intangible asset purchased. These methodologies incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates. The Company uses a Monte Carlo simulation model to estimate the fair value of its private warrants and earn-out liability assumed in the Business Combination, which requires certain subjective inputs and assumptions, including expected common stock price volatility, expected term, and risk-free interest rates. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities. See Note 2, "Business Combination and Acquisitions" and Note 8, "Fair Value Measurements" in the Notes to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for additional information related to the Company’s assets and liabilities measured at fair value.

Recent Accounting Pronouncements

For a discussion of Holley’s new or recently adopted accounting pronouncements, see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. The Company generally does not hedge its interest rate exposure. The Company had $658.8 million of debt outstanding as of December 31, 2021. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $6.6 million change to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of December 31, 2021, the majority the Company’s cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which exceed the insurance coverage provided on such deposits. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of December 31, 2021, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euros and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included immediately following Part IV hereof and incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on their evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

(b)
Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with U.S. GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management's projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this assessment, the Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

(c)
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company identified a material weakness in internal controls related to the accounting for complex financial instruments at Empower Ltd. on their Form 10-K, as amended, which existed prior to the Business Combination. Subsequent to the Business Combination on July 16, 2021, and upon filing the 10-Q for the quarterly period ended September 26, 2021, the internal controls over financial reporting of Holley Inc. took the place of the internal controls over financial reporting of Empower Ltd. As a result, the internal control structure of Empower Ltd. is no longer in operation, and, instead, the relevant internal control structure after completion of the Business Combination is that of Holley Inc.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements:

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

(2)
Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts is included below. The rest of the schedules required by this item have been omitted as they are either not required, not applicable or the information required is presented in the financial statements and notes thereto under "Item 8. Financial Statements and Supplementary Data" of this report.

Holley Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020, and 2019

		Charged		Charged
	Balance at	(Credited)	Reserves	Against	Balance at
	Beginning of	to Costs and	from	Allowances	End of
	Period	Expenses	Acquisitions	(1) (2)	Period
Accounts receivable reserve:
Year ended December 31, 2019:
Bad debt reserve	$334	$103	$—	$229	$208
Cash discount reserve	406	3,751	—	3,915	242
Year ended December 31, 2020:
Bad debt reserve	208	1,597	—	992	813
Cash discount reserve	242	5,289	—	5,105	426
Year ended December 31, 2021:
Bad debt reserve	813	809	—	666	956
Cash discount reserve	426	6,173	—	6,169	430

Inventory valuation reserve:
Year ended December 31, 2019:
Expired and obsolete reserve	16,177	2,792	—	99	18,870
Year ended December 31, 2020:
Expired and obsolete reserve	18,870	2,293	480	(409)	22,052
Year ended December 31, 2021:
Expired and obsolete reserve	22,052	3,806	1,226	804	26,280

(1) Write-off of uncollectible accounts, net of recoveries.
(2) Write-off of obsolete inventory, net of inventory adjustments.
(3)
Exhibits:

See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None

HOLLEY INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Holley Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Holley Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020

Cincinnati, Ohio

March 15, 2022

HOLLEY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$36,325	$71,674
Accounts receivable, less allowance for credit losses of $1,387 and $1,240, respectively	51,390	47,341
Inventory	185,040	133,928
Prepaids and other current assets	18,962	5,037
Total current assets	291,717	257,980
Property, plant, and equipment, net	51,495	43,729
Goodwill	411,383	359,099
Other intangibles assets, net	438,461	404,522
Total assets	$1,193,056	$1,065,330
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$45,708	$34,601
Accrued interest	3,359	6,588
Accrued liabilities	34,853	26,092
Acquisition contingent consideration payable	—	9,200
Current portion of long-term debt	7,875	5,528
Total current liabilities	91,795	82,009

Long-term debt, net of current portion	637,673	649,458
Long-term debt due to related party	—	20,000
Warrant liability	61,293	—
Earn-out liability	26,596	—
Deferred taxes	70,045	71,336
Other noncurrent liabilities	1,167	2,146
Total liabilities	888,569	824,949
Commitments and contingencies (Refer to Note 17 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 115,807,337 and 67,673,884 shares issued and outstanding as of December 31, 2021 and 2020, respectively	12	7
Additional paid-in capital	329,705	238,883
Accumulated other comprehensive loss	(256)	(674)
Retained earnings (accumulated deficit)	(24,974)	2,165
Total stockholders' equity	304,487	240,381
Total liabilities and stockholders' equity	$1,193,056	$1,065,330

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net sales	$692,847	$504,179	$368,663
Cost of goods sold	406,040	295,935	219,884

Gross profit	286,807	208,244	148,779

Selling, general, and administrative	116,793	70,875	62,371
Research and development costs	28,280	23,483	20,630
Amortization of intangible assets	13,999	11,082	10,456
Acquisition and restructuring costs	23,668	9,743	4,942
Related party acquisition and management fee costs	25,789	6,089	3,662
Other operating expense	755	1,517	644
Total operating expense	209,284	122,789	102,705
Operating income	77,523	85,455	46,074
Change in fair value of warrant liability	32,580	—	—
Change in fair value of earn-out liability	8,875	—	—
Loss on early extinguishment of debt	13,650	—	—
Interest expense	39,128	43,772	50,386
Total non-operating expense	94,233	43,772	50,386
(Loss) income before income taxes	(16,710)	41,683	(4,312)
Income tax expense (benefit)	10,429	8,826	(4,873)
Net (loss) income	$(27,139)	$32,857	$561
Comprehensive (loss) income:
Foreign currency translation adjustment	30	16	—
Pension liability gain (loss)	388	(293)	(123)
Total comprehensive (loss) income	$(26,721)	$32,580	$438

Weighted average shares of outstanding common stock, basic and diluted	89,959,993	67,673,884	67,673,884
Basic net (loss) income per share	$(0.30)	$0.49	$0.01
Diluted net (loss) income per share	$(0.30)	$0.49	$0.01

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2018	100	$—	$236,333	$(274)	$(31,253)	$204,806
Retroactive application of recapitalization	67,673,784	7	(7)	—	—	—
Adjusted balance at December 31, 2018	67,673,884	7	236,326	(274)	(31,253)	204,806
Net income	—	—	—	—	561	561
Equity compensation	—	—	437	—	—	437
Pension liability adjustment	—	—	—	(123)	—	(123)
Capital distributions, net	—	—	(267)	—	—	(267)
Balance at December 31, 2019	67,673,884	$7	$236,496	$(397)	$(30,692)	$205,414
Net income	—	—	—	—	32,857	32,857
Equity compensation	—	—	487	—	—	487
Foreign currency translation	—	—	—	16	—	16
Pension liability adjustment	—	—	—	(293)	—	(293)
Capital contributions, net	—	—	1,900	—	—	1,900
Balance at December 31, 2020	67,673,884	$7	$238,883	$(674)	$2,165	$240,381
Net loss	—	—	—	—	(27,139)	(27,139)
Equity compensation	—	—	4,963	—	—	4,963
Foreign currency translation	—	—	—	30	—	30
Pension liability adjustment	—	—	—	388	—	388
Recapitalization transaction, net	48,133,453	5	85,859	—	—	85,864
Balance at December 31, 2021	115,807,337	$12	$329,705	$(256)	$(24,974)	$304,487

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
OPERATING ACTIVITIES
Net (loss) income	$(27,139)	$32,857	$561
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	11,527	7,886	8,827
Amortization of intangible assets	13,999	11,082	10,456
Amortization of deferred loan costs	3,182	3,092	3,097
Increase in warrant liability	32,580	—	—
Increase in earn-out liability	8,875	—	—
Equity compensation	4,963	487	437
Change in deferred taxes	(66)	6,750	(11,489)
Loss on early extinguishment of long-term debt	13,650	—	—
Loss (gain) on disposal of property, plant and equipment	(82)	943	833
Inventory reserves	4,228	3,003	2,873
Allowance for credit losses	147	1,597	103
Change in operating assets and liabilities:
Accounts receivable	464	(11,349)	2,110
Inventories	(45,073)	22,006	(7,058)
Prepaids and other current assets	(13,408)	1,884	(378)
Accounts payable	8,727	8,399	181
Accrued interest	(3,229)	737	(2,489)
Accrued and other liabilities	8,238	(961)	1,354
Net cash provided by operating activities	21,583	88,413	9,418
INVESTING ACTIVITIES
Capital expenditures	(15,233)	(9,433)	(7,421)
Proceeds from the disposal of fixed assets	364	698	—
Cash paid for acquisitions, net	(119,220)	(156,833)	(5,937)
Trademark acquisition	—	(50)	(1,121)
Net cash used in investing activities	(134,089)	(165,618)	(14,479)
FINANCING ACTIVITIES
Net change under revolving credit agreement	25,000	(20,500)	6,500
Proceeds from long-term debt	630,000	170,000	—
Principal payments on long-term debt	(687,529)	(4,146)	(3,800)
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	132,299	—	—
Deferred financing fees	(13,413)	(4,710)	—
Payment of acquisition contingent consideration	(9,200)	—	—
Capital contributions	—	—	150
Capital distributions	—	(100)	(417)
Net cash provided by financing activities	77,157	140,544	2,433
Net change in cash and cash equivalents	(35,349)	63,339	(2,628)
Cash and cash equivalents:
Beginning of period	71,674	8,335	10,963
End of period	$36,325	$71,674	$8,335
Supplemental disclosures of cash flow information:
Cash paid for interest	$38,067	$39,945	$49,778
Cash paid for income taxes	$10,648	$3,239	$4,434
Noncash investing and financing activities:
Assumption of warrant liability	$28,713	$—	$—
Assumption of earn-out liability	$17,722	$—	$—
Units exchanged in Detroit Speed transaction	$—	$2,000	$—

See accompanying notes to consolidated financial statements.

HOLLEY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

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

Risks and Uncertainties

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has experienced disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition is currently uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the utilization and effectiveness of treatments and vaccines, the imposition of effective public safety and other protective measures, the further impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic, including variants such as Delta and Omicron, not improve or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or “GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with financial institutions with original maturities less than 90 days. The Federal Deposit Insurance Corporation insures financial institution deposits up to $250. The Company maintains deposits exceeding $250 in certain accounts at financial institutions. At December 31, 2021 and 2020, the Company had cash in foreign bank accounts of $5,765 and $4,607, respectively.

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

Inventory Valuation

The Company's inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

Segments

The Company's operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker, on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. Under this organizational and reporting structure, the Company has one reportable segment.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis or whenever events or changes in circumstances indicate the carrying value of goodwill may have been impaired, the Company may perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company determines that the fair value of the reporting unit is less than its carrying amount or elects not to perform a qualitative assessment, it will perform a quantitative analysis; otherwise, no further evaluation is necessary. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company determines the fair value of the reporting unit based on a weighting of income and market approaches. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company will recognize a loss equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. Impairments, if any, are charged directly to earnings. In 2021, the Company performed a qualitative assessment and did not identify any indicators of impairment. No impairment charges have been incurred during 2021, 2020, or 2019.

Intangible Assets Other Than Goodwill

Tradenames acquired in certain business combinations were determined to have indefinite useful lives and are not amortized, but instead are tested for impairment on an annual basis and when facts and circumstances indicate that the carrying values of the assets may be impaired. If such review indicates an asset’s carrying value may not be recoverable, an impairment loss is recognized for the excess of the carrying value over the fair value of the asset.

As part of separate business acquisitions, the Company’s customer relationships, technology and certain tradenames were identified as definite-lived intangible assets. The customer relationship intangible assets are being amortized over a ten to twenty-five year life based on the attrition rate of customers. The technology intangible assets are being amortized over a five to fourteen year life based on the lifecycle of previous technology. The tradenames are being amortized over a fifteen to twenty year life based on the estimated life of the tradename.

Property, Plant and Equipment

Property, plant and equipment acquired in various acquisitions have been recorded at fair value. All other property, plant and equipment is recorded at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for new property, plant and equipment additions are seven years to twenty-five years for buildings and improvements and three to ten years for machinery and equipment. Maintenance, repairs, and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred.

Debt Issuance Costs

Debt issuance costs are being amortized using the effective interest method over the term of the related debt. As of December 31, 2021 and 2020 unamortized debt issuance costs were $13,264 and $16,684, respectively, and are included as a reduction of debt. In connection with the Company's refinancing of its existing credit facility in 2021, a loss on the early extinguishment of debt of $13,650 was recognized for the write-off of unamortized debt issuance costs. Additionally, the Company paid $13,413 in original issue discount and issuance costs related to the new credit facility. Amortization expense for debt issuance costs was $3,182, $3,092, and $3,097 in 2021, 2020 and 2019, respectively, which is included in interest expense in the accompanying consolidated statements of comprehensive income (loss).

Self-Insurance

The Company is self-insured for employee medical and prescription drug benefits up to certain stop loss coverage amounts. The Company accrues an estimate for unpaid claims, as well as incurred but not reported claims, based upon the Company’s claim experience and expectations of future claim activity. The resulting liability and expense are reflected as a component of accrued expenses, cost of sales and selling, general and administrative expenses in the accompanying consolidated balance sheets and consolidated statements of comprehensive income (loss), respectively.

Revenue Recognition

The Company recognizes revenue with customers when control of the promised goods transfers to the customer. This generally occurs when the product is shipped to the customer. Revenue is recorded at the amount of consideration the Company expects to be entitled to in exchange for the delivered goods, which includes an estimate of variable consideration, expected returns, or refunds when applicable. The Company estimates variable consideration, such as sales incentives, by using the most likely amount approach, which considers the single most likely amount from a range of possible consideration amounts. Estimates of variable consideration result in an adjustment to the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future. Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. Revenue is recorded net of sales tax. Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in selling, general and administrative costs.

For more information about the Company’s revenue from contracts with customers, refer to Note 9 Revenue.

Customer Sales Incentives

Sales incentives provided take the form of either sales discounts or rebates and are treated as a reduction of net sales. The Company also maintains a cooperative advertising program with its customers and provides sales incentives to the extent of the estimated value of advertising provided by the customer on behalf of the Company. The costs incurred under the cooperative advertising program are included as a reduction of net sales.

Sales Returns

Estimated sales returns and allowances are recorded as a charge against gross sales in the period in which the related sales are recognized, net of returns to stock. The Company allows customers to return products when certain Company-established criteria are met. The Company estimates sales returns based primarily upon actual historical returns, planned product discontinuances, and promotional sales. Returned products, which are recorded as inventories, are valued at the lower of cost or net realizable value. The physical condition and marketability of the returned products are the major factors considered in estimating realizable value.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes income tax positions only if those positions are “more likely than not” of being sustained upon examination by taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in its consolidated income statements. The Company has no amounts accrued for such interest or penalties as of December 31, 2021 and 2020. The Company files income tax returns in the U.S. federal jurisdiction and various foreign and state jurisdictions.

As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits. The statute of limitations remains open for U.S. federal income tax examinations for years ended December 31, 2018 through December 31, 2020. U.S. state jurisdictions have statues of limitations generally ranging from three to eight years. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets, including intangible assets subject to amortization, in accordance with the provisions that require long-lived assets, such as property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the sum of undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Advertising

Advertising production costs are expensed the first time the advertising takes place. Total advertising expenses were $6,299, $4,379, and $3,921 for the years ended December 31, 2021, 2020, and 2019, respectively. Advertising costs are classified as a component of selling, general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).

Research and Development Costs

Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amount to $28,280, $23,483, and $20,630 for the years ended December 31, 2021, 2020, and 2019, respectively.

Other Comprehensive Income (Loss)

Comprehensive loss encompasses all changes in stockholder’s equity and includes net income, change in the foreign currency translation adjustment and minimum pension liability. The Company’s accumulated other comprehensive loss shown on the consolidated balance sheets as of December 31, 2021 and 2020 consists of minimum pension loss of $302 and $690, respectively, and foreign currency translation adjustments of $(46) and $(16), respectively.

Foreign Currencies

The functional currency of the Company’s Italian subsidiary is the Euro. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation gains are reported in accumulated other comprehensive loss as a component of shareholders equity and were $30 and $16 as of December 31, 2021 and 2020, respectively. The Company recognizes foreign currency transaction gains (losses) on certain assets and liabilities. These transaction (gains) losses are reported in other expense in the consolidated statements of comprehensive income (loss) and were $44, $(284), and $(27) for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders' equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders' equity, the warrant must be (a) indexed to the Company's equity and (b) meet the conditions for equity classification in Accounting Standards Codification ("ASC") Subtopic 815-40, Derivatives and Hedging-Contracts in an Entity's Own Equity. If a warrant does not meet the conditions for equity classification, it is carried in the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the consolidated statements of comprehensive income as a non-operating expense. If a warrant meets both conditions for equity classification, the warrant is initially recorded in additional paid-in capital on the consolidated balance sheet, and the amount initially recorded is not subsequently re-measured at fair value.

Equity-Based Compensation

The Company accounts for equity-based awards granted to employees and nonemployees under the fair value method prescribed by ASC Subtopic 718-10, Stock Compensation. Equity-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period (generally the vesting period). The Company accounts for forfeitures as they occur.

The fair value of stock options is estimated using the Black Scholes option-pricing model. Restricted stock units are valued at the stock price on the grant date. The fair value of profit interest units ("PIUs") granted by Holley Parent Holdings, LLC (the “Holley Stockholder” or “Parent”) is estimated based on the Company’s estimated equity value for each unit class at the time of granting using the Black-Scholes option-pricing model, discounted to reflect market considerations for illiquidity.

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

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

The FASB issued 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2022. The Company early adopted the standard in 2020. There was no material impact of adopting this guidance on its financial statements.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with terms greater than 12 months. The Company has substantially completed its preparation for the adoption of this new accounting standard. This included assessing the completeness of our lease arrangements, evaluating practical expedients and accounting policy elections, and executing changes to our business process. ASU 2016-02 is effective for the Company beginning January 1, 2022. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The Company expects to elect certain practical expedients, including the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and is evaluating the other practical expedients available under the guidance. The Company also plans to elect the optional transition method that will give companies the option to use the effective date as the date of initial application on transition, and as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company anticipates the adoption of this new standard will result in an increase of approximately 3 percent of total assets and approximately 4 percent of total liabilities on our consolidated balance sheet. We do not expect the new standard to have a material impact on the Company's consolidated statement of income or consolidated statement of cash flows. While we are substantially complete with the process of quantifying the impacts that will result from applying the new guidance, our assessment will be finalized during the first quarter of 2022.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirements Benefits – Defined Benefit Plans – General (Subtopic 715-20). The ASU is effective for the Company for annual reporting periods beginning after December 15, 2021 with early adoption permitted. This guidance should be applied on a retrospective basis to all periods presented. The ASU will update disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. The Company is in the process of terminating its defined benefit pension plan and does not expect this guidance to have a significant impact on its financial statements or related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) which is intended to simplify various aspects related to accounting for income taxes. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2021 and interim periods therein, with early adoption permitted. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of December 31, 2021, the Company did not adopt any expedients or exceptions under ASU 2020-04. The Company will continue to evaluate the impact of ASU 2020-04 and whether it will apply the optional expedients and exceptions.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 470-20). The ASU is effective for the Company for annual reporting periods beginning after December 15, 2023 and interim periods therein, with early adoption permitted as of the beginning of the Company's annual fiscal year. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models in Subtopic 470-20. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. When adopted, the ASU will result in changes in the fair value of its public warrants being recognized through equity rather than through the statement of income. The Company plans to early adopt the standard as of January 1, 2022.

2. BUSINESS COMBINATION AND ACQUISITIONS

BUSINESS COMBINATION

On July 16, 2021, Holley consummated the Business Combination pursuant to the terms of the Merger Agreement, whereby (i) Merger Sub I, a direct wholly owned subsidiary of Empower, merged with and into Holley Intermediate, with Holley Intermediate surviving such merger as a wholly owned subsidiary of Holley (“Merger I”) and (ii) Merger Sub II, a direct wholly owned subsidiary of Empower, merged with and into Holley Intermediate, with Merger Sub II surviving such merger as a wholly owned subsidiary of Holley (“Merger II”).

Pursuant to the Merger Agreement, at the Closing, all outstanding shares of Holley Intermediate common stock as of immediately prior to the effective time of Merger I were cancelled and the Holley Stockholder, the sole stockholder of Holley Intermediate, received $264,718 in cash and 67,673,884 shares of common stock (at a deemed value of $10.00 per share). The Company’s common stock is listed on the NYSE under the symbol “HLLY.”

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

Additionally, Empower Sponsor Holdings LLC (the "Sponsor") may be entitled to receive up to 2,187,500 shares of the Company’s common stock vesting in two equal tranches upon achieving certain market share price milestones as outlined in the Merger Agreement during the earn-out period (“the “Earn-Out Shares”). The Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The earnout is classified as a liability in the consolidated balance sheet and is re-measured at fair value with changes in the post-Business Combination fair value recognized in the Company’s consolidated statement of comprehensive income (loss) as non-operating expense.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. This determination was primarily based on the Holley Stockholder having a relative majority of the voting power of the Company, the operations of Holley prior to the acquisition comprising the only ongoing operations of the Company, and senior management of Holley comprising the majority of the senior management of the Company. Under this method of accounting, Empower was treated as the acquired company for financial reporting. Accordingly, the Business Combination was accounted for as the equivalent of Holley issuing stock for the net assets of Empower, accompanied by a recapitalization. The net assets of Empower are stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of Holley Intermediate. The shares and corresponding capital amounts and earnings per share, prior to the Business Combination, have been retroactively restated based on shares received by the Holley Stockholder.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows for the year ended December 31, 2021:

Recapitalization
Cash - Empower's trust and cash (net of redemptions of $99,353 and transaction costs of $44,314)	$107,017
Cash - Forward Purchase Agreement	50,000
Cash - PIPE Financing	240,000
Net cash provided by Business Combination and PIPE Financing	397,017
Less: cash consideration paid to Holley Stockholder	(264,718)
Net contributions from Business Combination and PIPE Financing	$132,299

ACQUISITIONS

During the three years ended December 31, 2021, the Company completed 12 acquisitions. These acquisitions are expected to enhance the Company's portfolio of products and services in the automotive aftermarket and automotive safety solutions market.

The company accounts for acquisitions using the acquisition method, and accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed is subject to revision. If additional information becomes available, the Company may further revise the purchase price allocation as soon as practical, but no later than one year from the acquisition date; however, material changes are not expected. Goodwill generated by the acquisitions is primarily attributable to the strong market position of the entities acquired.

Purchase price consideration for all acquisitions was paid primarily in cash. All acquisitions were for 100 percent of the acquired business and are reported in the Consolidated Statements of Cash Flows, net of acquired cash and cash equivalents. Acquisition-related costs, including advisory, legal, accounting, valuation and other costs, are typically expensed in the periods in which the costs are incurred and are recorded in acquisition and restructuring costs. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

In 2021, the Company acquired substantially all the assets of Finspeed, LLC (“Finspeed”), Classic Instruments LLC (“Classic Instruments”), ADS Precision Machining, Inc., doing business as Arizona Desert Shocks (“ADS”), Rocket Performance Machine, Inc., doing business as Rocket Racing Wheels (“Rocket”), and Speartech Fuel Injections Systems, Inc. (“Speartech”). These five acquisitions were individually immaterial business combinations that are material in the aggregate. Cash paid for the five immaterial acquisitions, net of cash acquired, was $19,685, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and non-amortizable intangibles and goodwill totaling $13,145. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. Pro forma results of operations and the results of operations since the acquisition dates for these immaterial acquisitions have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

Cash	$122
Accounts receivable	618
Inventory	3,975
Property, plant and equipment	2,274
Other assets	23
Tradenames	2,608
Customer relationships	2,450
Goodwill	8,087
Accounts payable	(343)
Accrued liabilities	(129)
$19,685

The fair value of the acquired customer relationship intangible assets were estimated using the excess earnings approach. The customer relationship intangible assets are being amortized based on the attrition rate of customers which have an estimated weighted average life of 18 years. The fair value of the acquired tradenames intangible asset was estimated using the relief from royalty method, a form of the income approach. The tradenames were determined to have an indefinite life.

The remaining seven acquisitions completed during the three years ended December 31, 2021 are described below.

Baer, Inc.

On December 23, 2021, the Company acquired substantially all the assets and liabilities of Baer, Inc., doing business as Baer Brakes ("Baer"). Consideration for the assets acquired was cash payments of $22,170. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill totaling $19,068. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded with borrowings from the Company's credit facility and cash on hand. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

Accounts receivable	$627
Inventory	1,813
Property, plant and equipment	695
Other assets	76
Tradenames	4,630
Customer relationships	6,075
Goodwill	8,363
Accounts payable	(81)
Accrued liabilities	(28)
$22,170

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

The contractual value of the accounts receivable acquired was $800.

The Company incurred transaction costs in the amount of $222, which are reflected in operating expenses for the year ended December 31, 2021.

Brothers Mail Order Industries, Inc.

On December 16, 2021, the Company acquired substantially all the assets and liabilities of Brothers Mail Order Industries, Inc., doing business as Brothers Trucks ("Brothers"). Consideration for the assets acquired was cash payments of $25,836. The acquisition resulted in non-amortizable intangibles and goodwill totaling $24,536. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded with borrowings from the Company's credit facility and cash on hand. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

Accounts receivable	$22
Inventory	1,682
Property, plant and equipment	20
Other assets	13
Tradenames	4,975
Goodwill	19,561
Accounts payable	(34)
Accrued liabilities	(403)
$25,836

The fair value of the acquired tradenames intangible asset was estimated using the relief from royalty method, a form of the income approach. The tradenames were determined to have an indefinite life.

The contractual value of the accounts receivable acquired was $22.

The Company incurred transaction costs in the amount of $191, which are reflected in operating expenses for the year ended December 31, 2021.

Advance Engine Management Inc.

On April 14, 2021, the Company acquired substantially all the assets and liabilities of Advance Engine Management Inc. doing business as AEM Performance Electronics (“AEM”). Consideration for the assets acquired was cash payments of $51,243. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $44,486. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded from cash on hand.

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

The Company’s results for the year ended December 31, 2021 include $16,593 of net sales and $2,664 of net income from AEM since the date of acquisition. The Company incurred transaction costs in the amount of $2,264, which are reflected in operating expenses for the year ended December 31, 2021.

Drake Automotive Group LLC

On November 11, 2020, the Company acquired Drake Automotive Group LLC (“Drake”). The purchase price was $49,104. The Company acquired 100% of the outstanding member units of Drake. Consideration for the assets acquired consisted of cash payments of $47,104 plus an estimated earn-out payment of $2,000 based on expected 2020 performance. The earn-out payment of $2,000 was paid in March 2021. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $32,441. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded from the proceeds of debt and cash on hand.

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

The purchase agreement included a potential contingent payment based on the performance for the twelve months ended October 3, 2021. The seller could earn up to an additional $25,000. The fair value of this contingent payment was initially determined to be $7,200 using the “Bull Call” option strategy utilizing the option values from the Black-Scholes Option Pricing Model. Based on actual performance and updated projections of Simpson’s performance for the earn-out period, the fair value of the contingent payment was determined to be $24,373, resulting in an adjustment of $17,173, which is recognized in acquisition and restructuring costs in the consolidated statement of comprehensive income for the year ended December 31, 2021.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of finished goods inventory, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	November 16, 2020 (as initially reported)	Measurement Period Adjustments	November 16, 2020 (as adjusted)
Cash	$7,715	$—	$7,715
Accounts receivable	3,894	—	3,894
Inventory	19,265	(770)	18,495
Property, plant and equipment	5,952	—	5,952
Other assets	1,613	—	1,613
Tradenames	23,980	—	23,980
Customer relationships	28,770	—	28,770
Patents	2,720	—	2,720
Goodwill	51,305	(893)	50,412
Accounts payable	(2,483)	—	(2,483)
Accrued liabilities	(7,787)	361	(7,426)
Deferred tax liability	(12,993)	1,375	(11,618)
Debt	(4,615)	—	(4,615)
	$117,336	$73	$117,409

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

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	November 16, 2020 (as initially reported)	Measurement Period Adjustments	November 16, 2020 (as adjusted)
Cash	$1,784	$—	$1,784
Accounts receivable	418	—	418
Inventory	3,478	(324)	3,154
Property, plant and equipment	3,040	—	3,040
Other assets	215	—	215
Tradenames	1,127	—	1,127
Customer relationships	560	—	560
Goodwill	2,636	159	2,795
Accounts payable	(668)	—	(668)
Accrued liabilities	(1,019)	500	(519)
Deferred tax liability	(274)	—	(274)
	$11,297	$335	$11,632

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

Range Technologies Inc.

On October 18, 2019, the Company acquired Range Technologies Inc. (“Range”). The Company acquired 100% of the issued and outstanding common stock of Range. The purchase price was cash consideration of $7,239. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $8,277. The goodwill and intangibles generated as a result of this acquisition are not deductible for income tax purposes. The purchase price was cash funded.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

Cash	$218
Accounts receivable	94
Inventory	231
Property, plant and equipment	7
Other assets	60
Tradename	510
Technology intangible	5,695
Goodwill	2,072
Accounts payable	(64)
Accrued liabilities	(4)
Deferred tax liability	(1,580)
$7,239

The fair value of the acquired technology intangible asset was estimated using the relief from royalty method, a form of the income approach. The technology intangible asset is being amortized over the estimated lifecycle of the technology which was determined to be 14 years. The fair value of the acquired tradename intangible asset was estimated using the relief from royalty method, a form of the income approach. The tradename was determined to have an indefinite life.

The contractual value of the accounts receivable acquired was $94.

The following table provides the unaudited consolidated pro forma results for the periods presented as if Baer, Brothers, AEM, Drake, Simpson, and Detroit Speed had been acquired as of January 1, 2020.

	For the years ended
	December 31, 2021	December 31, 2020
Pro forma net sales	$727,369	$631,560
Pro forma net income (loss)	(8,464)	31,435

The following table presents the supplemental and unaudited pro forma results as if Range, Drake, Simpson and Detroit Speed had been acquired as of January 1, 2019:

	For the years ended
	December 31, 2020	December 31, 2019
Pro forma net sales	$584,270	$461,418
Pro forma net income (loss)	37,304	(8,799)

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

3. INVENTORY

Inventories of the Company consisted of the following:

	December 31,
	2021	2020
Raw materials	$54,818	$44,474
Work-in-process	21,728	12,946
Finished goods	108,494	76,508
	$185,040	$133,928

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	December 31,
	2021	2020
Land	$1,330	$1,330
Buildings and improvements	10,623	8,594
Machinery and equipment	56,824	44,690
Construction in process	12,859	8,088
Total property, plant and equipment	81,636	62,702
Less: accumulated depreciation	30,141	18,973
Property, plant and equipment, net	$51,495	$43,729

The Company’s long-lived assets by geographic locations are as follows:

	December 31,
	2021	2020
United States	$49,547	$42,264
International	1,948	1,465
Total property, plant and equipment, net	$51,495	$43,729

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the periods indicated:

Balance at December 31, 2019	$297,607
Drake acquisition	7,551
Simpson acquisition	51,305
Detroit Speed acquisition	2,636
Balance at December 31, 2020	359,099
AEM acquisition	17,426
Classic Instruments acquisition	4,912
Speartech acquisition	2,705
ADS acquisition	1,260
Baer acquisition	8,363
Brothers acquisition	19,561
Rocket acquisition	2,141
Measurement period adjustments*	(4,084)
Balance at December 31, 2021	$411,383

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

Intangible assets consisted of the following:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$268,438	$(32,662)	$235,776
Tradenames	13,775	(4,119)	9,656
Technology	26,675	(9,080)	17,595
Total finite-lived intangible assets	$308,888	$(45,861)	$263,027

Indefinite-lived intangible assets:
Tradenames	$175,434	—	$175,434

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$245,274	$(21,819)	$223,455
Tradenames	13,775	(3,369)	10,406
Technology	24,595	(6,674)	17,921
Total finite-lived intangible assets	$283,644	$(31,862)	$251,782

Indefinite-lived intangible assets:
Tradenames	$152,740	—	$152,740

The following outlines the estimated future amortization expense related to intangible assets held as of December 31, 2021:

2022	$14,644
2023	14,481
2024	13,668
2025	13,638
2026	13,532
Thereafter	193,064
Total	$263,027

6. DEBT

Debt of the Company consisted of the following:

	December 31,
	2021	2020
First lien term loan due November 17, 2028	$630,000	$—
Revolver	25,000	—
First lien note	—	541,969
Second lien note	—	145,000
Other	3,812	4,701
Less unamortized debt issuance costs	(13,264)	(16,684)
	645,548	674,986
Less current portion of long-term debt	(7,875)	(5,528)
	$637,673	$669,458

On November 18, 2021, the Company entered into a new credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (the "Credit Agreement"). The financing consists of a seven-year $600,000 first lien term loan, a five-year $125,000 revolving credit facility, and a $100,000 delayed draw term loan. As of December 31, 2021, the Company had drawn $30,000 under the delayed draw term loan.

The delayed draw term loan is available for six months and is subject to the satisfaction of certain conditions precedent, including, but not limited to, the consent of the lenders providing the delayed draw term loan. In addition, the credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $1,200 in outstanding letters of credit at December 31, 2021.

Proceeds from the new credit facility were used to repay in full the obligations outstanding under both the Company’s existing first lien and second lien notes and to pay $13,413 in original issue discount and issuance costs related to the refinancing. The proceeds of any delayed draw loans made after closing may be used by the Company to finance acquisitions.

The first lien term loan is to be repaid in quarterly payments of $1,500 from December 31, 2021 to September 30, 2028 with the balance due upon maturity on November 17, 2028. Beginning with the fiscal year ending on December 31, 2022, at the end of each fiscal year, the Company is required to make a payment based on its available free cash flow (as defined in the Credit Agreement). Any such payments offset future mandatory quarterly payments.

Amounts outstanding under the new credit facility will accrue interest at a rate equal to either LIBOR or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. At December 31, 2021, the weighted average interest rate on the Company's borrowings under the credit facility was 4.5%.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets. The Credit Agreement includes representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales. It also requires that Holley maintain on the last day of each quarter, a Total Leverage Ratio not to exceed a maximum amount. At December 31, 2021, the Company was in compliance with all financial covenants.

Some of the lenders and their affiliates have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

In 2021, as a result of prepayments of the Company’s existing first lien and second lien notes, losses of $13,650 were recognized on the early extinguishment of debt due to the write-off of unamortized debt issuance costs.

The first lien note totaled $600,000, comprised of two parts: a revolving component with maximum borrowings of $50,000, and a $550,000 term loan. The proceeds of the new first lien term loan were used to repay the $537,820 outstanding principal balance of the existing first lien note, which resulted in a loss of $11,638 from the write-off of unamortized debt issuance costs. The interest rate for the first lien note LIBOR rate loans was 5.2% at December 31, 2020. There were no prime rate loans as of December 31, 2020. The Company had $1,200 in outstanding letters of credit under the first lien note at December 31, 2020.

The second lien note totaled $145,000. On July 16, 2021, the Company used a portion of the net proceeds from the Business Combination to repay $100,000 of the outstanding principal of the second lien note, which resulted in a loss of $1,425 from the write-off of unamortized debt issuance costs. The remaining $45,000 outstanding balance was repaid with proceeds from the new first lien term loan, which resulted in a loss of $587 from the write-off of unamortized debt issuance costs. The interest rate for the second lien note LIBOR rate loan was 8.7% at December 31, 2020. Sentinel Capital Partners Junior Fund I, a related party, held $20,000 of the second lien note at December 31, 2020.

Future maturities of long-term debt and amortization of debt issuance costs as of December 31, 2021 are as follows:

	Debt	Debt Issuance Costs
2022	$8,774	$1,769
2023	7,207	1,817
2024	7,215	1,708
2025	7,391	1,912
2026	31,300	1,964
Thereafter	596,925	4,094
	$658,812	$13,264

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

The Company’s Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented as warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of December 31, 2021, a warrant liability with a fair value of $61,293 was reflected as a long-term liability in the consolidated balance sheet, and a $32,580 increase in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the consolidated statements of comprehensive income for year ended December 31, 2021.

8. FAIR VALUE MEASUREMENTS

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$39,500	$—	$—	$39,500
Warrant liability (Private)	—	—	21,793	21,793
Earn-out liability	—	—	26,596	26,596
Total fair value	$39,500	$—	$48,389	$87,889

As of December 31, 2021, the Company's derivative liabilities for its private and public warrants, the earn-out liability (see Note 2, “Business Combination and Acquisitions,” for more details), and the acquisition contingent consideration payable are measured at fair value on a recurring basis. The fair value for the private warrants, earn-out liability, and acquisition contingent consideration payable are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its private warrants and earn-out liability. The fair value of the public warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to warrants and the earn-out liability are recognized as non-operating expense in the consolidated statements of comprehensive income (loss). Changes in the fair value of acquisition contingent consideration payable are recognized as acquisition and restructuring costs in the consolidated statements of comprehensive income (loss). As of December 31, 2020, the Company's financial liabilities subject to fair value measurement on a recurring basis consisted of acquisition contingent consideration payables of $9,200, for which the fair value was determined based on significant inputs not observable in the market (Level 3).

The fair value of private warrants was estimated as of December 31, 2021 using the Monte Carlo simulation model with the following assumptions:

Valuation date price	$12.99
Strike price	$11.50
Remaining life	4.54 years
Expected dividend	$—
Risk-free interest rate	1.19%
Price threshold	$18.00

The fair value of the earn-out liability was estimated as of December 31, 2021 using the Monte Carlo simulation model with the following assumptions:

Valuation date price	$12.99
Expected term	6.54 years
Expected volatility	40.59%
Risk-free interest rate	1.40%
Price hurdle 1	$13.00
Price hurdle 2	$15.00

As of December 31, 2021 and 2020, the Company had accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 during the year ended December 31, 2021 is as follows:

	For the year ended December 31, 2021
	Private Warrants	Acquisition Contingent Consideration	Earn-Out Liability	Total
Balance on December 31, 2020	$—	$9,200	$—	$9,200
Cash paid for contingent consideration	—	(26,573)	—	(26,573)
Liabilities assumed in recapitalization	9,613	—	17,722	27,335
Losses included in earnings	12,180	17,373	8,874	38,427
Balance on December 31, 2021	$21,793	$—	$26,596	$48,389

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

The Company allows customers to return products when certain Company-established criteria are met. These sales returns are recorded as a charge against gross sales in the period in which the related sales are recognized, net of returns to stock. Returned products, which are recorded as inventories, are valued at the lower of cost or net realizable value. The physical condition and marketability of the returned products are the major factors considered in estimating realizable value. The Company also estimates expected sales returns and records the necessary adjustment as a charge against gross sales.

The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 365 days. The Company elected the practical expedient to disregard the possible existence of a significant financing component related to payment on contracts, as the Company expects that customers will pay for the products within one year. The Company has evaluated the terms of our arrangements and determined that they do not contain significant financing components. Additionally, as all contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period. The Company provides limited warranties on most of its products against certain manufacturing and other defects. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 17 for more information.

The following table summarizes total revenue by product category:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Electronic systems	$324,522	$266,742	$199,295
Mechanical systems	161,836	119,784	92,498
Exhaust	76,971	71,915	51,802
Accessories	63,427	38,543	25,068
Safety	66,091	7,195	—
Total sales	$692,847	$504,179	$368,663

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
United States	$674,491	$502,661	$368,663
Italy	18,356	1,518	—
Total sales	$692,847	$504,179	$368,663

10. INCOME TAXES

Income tax expense (benefit) of the Company consisted of:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Current income tax expense (benefit):
Federal	$7,422	$(530)	$4,420
State	323	1,174	302
Foreign	2,602	1,668	1,894
Total current income tax expense (benefit)	10,347	2,312	6,616
Deferred income tax expense (benefit):
Federal	823	7,136	(9,663)
State	(552)	(622)	(1,826)
Foreign	(189)	—	—
Total deferred income tax expense (benefit)	82	6,514	(11,489)
Total income tax expense (benefit)	$10,429	$8,826	$(4,873)

The Company’s income before income taxes was subject to taxes in the following jurisdictions:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
United States	$(24,772)	$37,548	$(7,879)
Foreign	8,062	4,135	3,567
Income (loss) before income taxes	$(16,710)	$41,683	$(4,312)

Reported income tax expense (benefit) for the year ended December 31, 2021, 2020 and 2019 differs from the “expected” tax expense (benefit), computed by applying the U.S. Federal statutory income tax rate of 21% to income before income taxes as follows:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Expected tax expense (benefit) at U.S. Federal statutory rates	$(3,510)	$8,753	$(906)
State income tax expense (benefit)	(180)	335	(1,005)
Permanent tax differences	825	(53)	494
Global intangible low-taxed income	375	220	—
Foreign rate differential	719	389	369
Tax credit	(1,620)	(646)	(750)
Earn-outs	5,470	—	—
Change in fair value of warrants	6,842	—	—
Transaction costs	1,465	280	—
Other differences, net	43	(452)	(3,075)
Total income tax expense (benefit)	$10,429	$8,826	$(4,873)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Reserves on assets	$8,140	$6,435
Liabilities not yet deductible	3,040	3,786
Interest expense limitation	7,863	5,491
Other	1,764	2,570
Total gross deferred tax assets	20,807	18,282
Deferred tax liabilities:
Tradename	32,713	31,962
Intangible assets	43,965	45,956
Goodwill	7,969	5,743
Inventory	—	832
Property, plant and equipment	6,205	5,125
Total gross deferred tax liabilities	90,852	89,618
Net deferred tax liabilities	$70,045	$71,336

Based on the Company’s projected pretax earnings, reversal of deferred tax liabilities and other relevant factors, management believes that it is more likely than not that the Company’s deferred tax assets at December 31, 2021 and 2020 will be realized.

As of December 31, 2021, the Company's federal and state net operating loss carryforwards for income tax purposes were immaterial. A majority of the U.S. net operating loss carryforwards have no expiration date. The remaining state net operating loss carryforwards expire at various dates through 2035. The entire amount of federal net operating loss carryforward of $865 and a significant portion of state net operating loss carryforward of $566 relate to acquisitions, and, as a result, are limited in the amount that can be recognized in any one year.

Uncertain Tax Positions

Under the accounting rules for income taxes, the Company is not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position. The Company did not have any uncertain tax positions for the year ended December 31, 2021.

The Company recognizes interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in its consolidated statements of comprehensive income (loss). In 2021 and 2020, the Company has not recognized any amount of interest and penalties for uncertain tax positions in its consolidated statements of comprehensive income (loss).

The Company files federal, state, and non-U.S. tax returns in various foreign jurisdictions. For state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2012. For federal tax returns, the Company is no longer subject to tax examination for years prior to 2018. The federal tax returns for 2018 through 2020 remain open for examinations. State income tax returns remain open for examination in various states for tax years 2012 through 2020.

The Company's tax policy is to comply with the laws, regulations, and filing requirements of all jurisdictions in which it conducts business. Management regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible, that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, the estimated impact of income tax expense and net income is not expected to be significant.

11. EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Numerator:
Net (loss) income	$(27,139)	$32,857	$561
Denominator:
Basic and diluted weighted average common shares	89,959,993	67,673,884	67,673,884
(Loss) earnings per share:
Basic	$(0.30)	$0.49	$0.01
Diluted	$(0.30)	$0.49	$0.01

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted earnings per share due to the anti-dilutive effect such shares would have on net loss per common share.

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Anti-dilutive securities excluded from calculation of diluted EPS:
Warrants	14,666,644	—	—
Stock options	1,386,974	—	—
Restricted stock units	656,485	—	—
Earn-out shares	2,187,500	—	—
Total anti-dilutive securities	18,897,603	—	—

12. BENEFIT PLANS

The Company has a defined benefit pension plan (the “Plan”) for its employees. The Projected Unit Credit Actuarial Cost Method is used to determine the normal cost of the Plan and estimated pension benefit obligation. During 2002, the Plan was amended to curtail accrual of future benefits under the Plan. The pension plan assets are managed to maximize total return over the long term while providing sufficient liquidity and current return to satisfy the cash flow requirements of the plan. The plan’s day-to-day investment decisions are managed by our outside investment manager; however, overall investment strategies are discussed with our employee benefits committee. Our investment strategy is to weight our portfolio towards large-cap, high-quality, dividend-growing equities that we have historically favored. As our plan matures and interest rates normalize, we expect a greater allocation to fixed-income securities to better align asset and liability market risks. Our fixed-maturity bond portfolio is investment grade. The plan does not engage in derivative transactions.

On January 28, 2022, the Company approved the termination of our defined benefit pension plan, effective March 31, 2022. The distribution of the Plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed by the fourth quarter of 2022. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, we are currently unable to reasonably estimate either the timing or the final amount of such settlement charges. Based on the valuation performed as of December 31, 2021, the Plan has an underfunded status of $862.

The following table shows the changes in the benefit obligation and plan assets and the plan’s funded status.

	December 31,
	2021	2020
Change in Projected Benefit Obligation:
Benefit obligation, January 1	$6,551	$5,993
Service cost	143	159
Interest cost	152	190
Benefits paid	(349)	(339)
Expenses paid	(135)	(142)
Actuarial (gain) loss	(258)	690
Benefit obligation, December 31	$6,104	$6,551
Change in Plan Assets:
Fair value of plan assets, January 1	$4,756	$4,089
Actual return on plan assets	499	559
Employer contributions	471	589
Benefits paid from plan assets	(349)	(339)
Expenses paid	(135)	(142)
Fair value of plan net assets, December 31	$5,242	$4,756
Underfunded status at end of period	$(862)	$(1,795)
Amounts recognized in the consolidated balance sheet:
Current liabilities	$—	$—
Non-current liabilities	(862)	(1,795)
Net amount recorded	$(862)	$(1,795)

The accumulated benefit obligation for the Plan was $6,104 and $6,551 at December 31, 2021 and 2020. The Company made contributions of $471, $589 and $285 in 2021, 2020 and 2019, respectively. There were no participant contributions in 2021, 2020 or 2019.

Unrecognized actuarial losses are recognized as a component of accumulated other comprehensive income. The following table shows the balances reflected in accumulated other comprehensive income on a pre-tax basis for the periods presented:

	December 31,
	2021	2020
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$283	$822

The pre-tax amounts recognized in other comprehensive income were as follows:

	For the years ended
	December 31, 2021	December 31, 2020
Actuarial (gain) loss arising during measurement period	$(513)	$386
Amortization of actuarial loss	(25)	—
Total recognized in other comprehensive (income) loss	$(538)	$386

The following summarizes the components of net periodic benefit cost for the defined benefit pension plan:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Components of expense:
Service cost	$143	$159	$142
Interest cost	152	190	231
Expected return on plan assets	(240)	(255)	(232)
Amortization of net loss	25	—	—
Net periodic benefit cost	$80	$94	$141

Weighted-average assumptions used to determine net cost:

	December 31,
	2021	2020
Discount rate	2.38%	3.25%
Expected return on plan assets	6.35%	6.35%

The Company uses a measurement date of December 31 for its defined benefit pension plan.

Weighted-average assumptions used to determine the benefit obligation:

	December 31,
	2021	2020
Discount rate	2.78%	2.38%

In order to develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The fair value of the Plan assets at December 31, 2021 and 2020, by asset category, are as follows:

	For the years ended
	December 31, 2021	December 31, 2020

Common stock	$789	$1,562
Mutual funds	2,171	2,202
Corporate / government bonds	2,354	982
Cash and cash equivalents	20	10
Total	$5,334	$4,756

Following is a description of the valuation methodologies used for assets measured at fair value on a recurring basis as well as the general classification of such assets pursuant to the valuation hierarchy.

Common Stock: The fair value of common stock investments is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

Mutual Funds: The fair value of mutual fund investments is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs).

Corporate/government bonds: The fair value of corporate/government bonds is based upon recent bid prices or the average of the recent bid and ask prices when available (Level 2 inputs) and if not available, they are valued through matrix pricing models developed by sources considered by management to be reliable. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of Holley’s pension plan assets at December 31, 2021 and 2020, by asset category using the Fair Value measurement hierarchy is shown in the table below. See Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” for more details about fair value measurements.

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Common stock	$789	$789	$—	$—
Mutual funds	2,171	2,171	—	—
Corporate / government bonds	2,354	—	2,354	—
Cash and cash equivalents	20	—	20	—
Total	$5,334	$2,960	$2,374	$—

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Common stock	$1,562	$1,562	$—	$—
Mutual funds	2,202	2,022	—	—
Corporate / government bonds	982	—	982	—
Cash and cash equivalents	10	—	10	—
Total	$4,756	$3,584	$992	$—

Plan contributions are made and the actuarial present value of accumulated Plan benefits are reported based on certain assumptions pertaining to interest rates, inflation rates and employee demographics, all of which are subject to change. Due to uncertainties inherent in the estimation and assumption process, it is at least reasonably possible that changes in these estimates and assumptions in the near term would be material to the consolidated financial statements.

The Company generally funds accrued pension cost based on minimum Employee Retirement Income Security Act funding requirements.

Benefit payments are anticipated to be as follows:

2022	$372
2023	374
2024	371
2025	371
2026	371
2027 - 2031	1,850

401(k) Plan

The Company has 401(k) savings plan for salaried and non-salaried employees. Participation in the plan is optional. The Company matches employee contributions up to 3.5% each pay period. The Company made matching contributions of $2,579, $1,997, and $1,141 for the years ended December 31, 2021, 2020, and 2019, respectively. The Company had accrued $725 for Company match as of December 31, 2021, which is expected to be paid by the second quarter of 2022.

13. EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which provides for the grant of restricted stock awards, incentive and nonqualified stock options, and other share based awards to employees, directors and non-employees. The 2021 Plan authorized 8,850,000 new shares of the Company’s common stock to be available for award grants. As of December 31, 2021, 6,797,101 shares of common stock remained available for future issuance under the 2021 Plan.

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised at termination of service. On July 16, 2021, the Company granted 1,394,008 options to purchase shares of the Company’s common stock to key employees. These stock options had a weighted-average grant date fair value $3.88 per share and remain outstanding and unvested as of December 31, 2021. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period.

A summary of stock option activity during the year ended December 31, 2021 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Outstanding	Average	Contractual	Intrinsic Value
	Stock Options	Exercise Price	Term	(in millions)
December 31, 2020	—	$—
Granted	1,394,008	10.50
Forfeited	(7,034)	10.50
December 31, 2021	1,386,974	$10.50	2.54	$3.5

As of December 31, 2021, there was $4,582 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 2.5 years.

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

Restricted Stock Units

Restricted stock units (“RSUs”) vest ratably over one to three years from the anniversary of the Closing Date, or July 16, 2021, and expire ten years from the date of grant. The fair value of a RSU at the grant date is equal to the market price of the Company’s common stock on the grant date. On September 23, 2021, the Company granted 658,891 RSUs to key employees and directors. These RSUs had a weighted-average grant date fair value of $12.06 per unit and remain outstanding and unvested as of December 31, 2021. Compensation expense for RSUs is recorded based on amortization of the grant date fair market value over the period the restrictions lapse.

A summary of RSU activity during the year ended December 31, 2021 is presented below:

	Unvested Restricted Stock Units
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
December 31, 2020	—	$-
Granted	658,891	12.06
Forfeited	(2,406)	12.06
December 31, 2021	656,485	$12.06

As of December 31, 2021, there was $6,875 of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted average period of 2.3 years.

Profit Interest Units

The Holley Stockholder has authorized an incentive pool of 41.4 million units of Parent that its management has the right to grant, which are designated as PIUs. Holley Stockholder grants certain employees of the Company PIU's, which are a special type of limited liability company equity unit that allows the recipient to potentially participate in a future increase in the value of the Company. PIUs are issued for no consideration and generally provide for vesting over the requisite service period, subject to the recipient remaining an employee of the Company through each vesting date. During 2021, the Holley Stockholder granted 6,546 PIUs that contained both time-based vesting criteria and performance-based vesting criteria related to the attainment of specified levels of return for certain other investors in Parent and the occurrence of certain events. The weighted-average grant date fair value of the PIUs granted in 2021 with performance-based vesting criteria was $1.25 and is being expensed over the requisite service period. During 2020 and 2019, the Holley Stockholder granted 4,507 and 2,967 PIUs, respectively, that contained certain performance vesting criteria related to the attainment of specified levels of return for certain other investors in Parent and the occurrence of certain events. The weighted-average grant date fair value of these performance based PIUs was $0.27 and $0.24 for grants in 2020 and 2019, respectively. No expense has been recorded for the 2020 or 2019 grants, as meeting the necessary performance conditions for vesting is not considered probable. Compensation expense related to PIUs is recorded based on the grant date fair value over the requisite service period.

The table below summarizes the PIU activity for the years ended December 31, 2021, 2020 and 2019:

	Profit Interest Units
		Weighted
	Outstanding	Average Grant
	Units	Date Fair Value
December 31, 2018	27,925	$0.27
Granted	3,906	0.25
December 31, 2019	31,831	0.27
Granted	5,932	0.28
Forfeited	(2,193)	0.27
December 31, 2020	35,570	0.27
Granted	8,445	1.31
Forfeited	(2,921)	0.30
December 31, 2021	41,094	$0.50

As of December 31, 2021, 2020 and 2019, the amount of unvested PIUs was 34,302, 32,383 and 30,323, respectively, with a weighted average grant date fair value of $0.48, $0.26 and $0.28 as of December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, 3,629, 1,679 and 1,508 PIUs were fully vested, respectively, with a total grant-date fair value of $3,069, $487 and $437 in 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $9,637 of total unrecognized compensation cost related to unvested time-based PIUs that is expected to be recognized over a remaining weighted-average period of 1.6 years.

The fair value of PIUs is estimated on the grant date with the following assumptions:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average expected term	2.0	3.4	4.1
Expected volatility	55.0%	72.5%	72.5%
Expected dividend	$—	$—	$—
Risk-free interest rate	0.3%	0.3%	1.5%

PIUs are measured at the estimated fair value on the measurement date, which is typically the grant date. The fair value of PIUs is estimated using the Black-Scholes option pricing model. Determining the fair value of PIUs at the grant date is affected by estimates involving inherent uncertainties, as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of the equity unit classes, value adjustments for a reduction in marketability, expected unit price volatility over the expected term of the units, unit redemption and cancellation behaviors, risk-free interest rates and expected dividends.

The expected term has been estimated based on the contractual terms, vesting schedules and expectations of future unit holder behavior. The expected dividend yield is assumed to be zero since the Company has never paid dividends and does not have current plans to pay any dividends. The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. As the Parent is a private company and does not have a trading history for its equity units, the expected price volatility for the equity units is estimated by taking the average historical price volatility for industry peers. Industry peers, which the Company has designated, consist of several public companies in the industry similar in size, stage of life cycle and financial leverage.

Compensation Expense

Equity-based compensation expense included the following components:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Stock options	$824	$—	$—
Restricted stock units	1,070	—	—
Profit interest units	3,069	487	437

All equity-based compensation expense is recorded in selling, general and administrative costs in the consolidated statements of comprehensive income.

14. LEASE COMMITMENTS

The Company is obligated under various operating leases for facilities, equipment and automobiles. Leased facilities serve functions including distribution, engineering, manufacturing, office space, research and development, and retail sales. Leases have a remaining term of one to ten years some of which have an option to renew. The aggregate future minimum fixed lease obligations under operating leases for the Company as of December 31, 2021, are as follows:

2022	$8,517
2023	6,320
2024	4,766
2025	2,995
2026	2,813
Thereafter	8,546

For the years ended December 31, 2021, 2020 and 2019, total rent expense under operating leases approximated $8,412, $4,688 and $4,737, respectively. Taxes, insurance and maintenance expenses relating to all leases are obligations of the Company.

15. MAJOR RESELLER CUSTOMERS

The Company's reseller customers include many large and well-known automotive parts retailers and distributors. The following table summarizes resellers that individually account for more than 5% of the Company’s net sales in any of the periods presented:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Customer A	19.3%	21.5%	20.0%
Customer B	4.1%	5.4%	5.7%
Customer C	3.5%	4.5%	5.6%

The following reseller customers accounted for 10% or more of the Company’s account receivable balance in any of the periods presented:

	For the years ended
	December 31, 2021	December 31, 2020
Customer A	7.4%	13.2%

16. ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes total acquisition, restructuring and management fee costs:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019

Acquisitions (1)	$5,074	$4,434	$1,404
Restructuring (2)	1,465	5,309	3,538
Management fees (3)	25,789	6,089	3,662
Earn out adjustment (4)	17,173	—	—
Total acquisition, restructuring and management fees	$49,501	$15,832	$8,604

(1)
Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions.
(2)
Includes costs incurred as part of the restructuring of operations including professional and consulting services.
(3)
Includes acquisition costs and management fees paid to Sentinel Capital Partners, including a fee of $23,275 paid in 2021 upon the Closing of the Business Combination. Director compensation of $90 attributable to Mr. Basham's and Mr. Coady's service on Holley's Board of Directors paid to Sentinel Capital Partners is included in selling, general, and administrative cost for the year ended December 31, 2021.
(4)
A fair value adjustment to the contingent consideration payable from the Simpson acquisition.

17. COMMITMENTS AND CONTINGENCIES

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

The following table provides the changes in the Company's accrual for product warranties, which is classified as a component of accrued liabilities in the consolidated balance sheets.

	For the thirteen weeks ended		For the years ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Beginning balance	$2,645	$3,496	$3,989	$3,454
Accrued for current year warranty claims	4,722	3,614	10,185	11,251
Settlement of warranty claims	(3,373)	(3,121)	(10,180)	(10,716)
Ending balance	$3,994	$3,989	$3,994	$3,989

Exhibit Index

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC and Holley Intermediate Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Bylaws of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
4.1	Description of Securities
4.2

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-248899), filed with the SEC on September 25, 2020).

4.3

Warrant Agreement, dated October 6, 2020, by and between Empower Ltd. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2020).

4.4

Specimen Common Stock Certificate of Holley Inc. (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-4/A (File No. 333-255133), filed with the SEC on May 25, 2021).

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
10.4#

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Thomas W. Tomlinson (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.5#

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Dominic Bardos (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.6#

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Sean Crawford (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.7#

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Terrill M. Rutledge (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.8#

New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Vinod Nimmagadda (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.9#	Form of Indemnification Agreement of Holley Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.10#	Form of Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.11#	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
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

10.14

Credit Agreement dated as of November 18, 2021, by and among Holley Inc. as Borrower, Wells Fargo Bank, N.A. as administrative agent, and other lender parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2021).

10.15

Amended and Restated Forward Purchase Agreement, dated as of March 11, 2021, by and between Empower Ltd. and Empower Funding LLC. as assigned to MidOcean Partners V, L.P. and MidOcean Partners V, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-255133), filed with the SEC on April 8, 2021.

10.16

Form of Subscription Agreement, by and between Empower and the Subscriber party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

10.17

Sponsor Agreement, dated as of March 11, 2021, by and among Empower Ltd., Empower Sponsor Holdings LLC, and Holley Parent Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

10.18#	Indemnity Agreement, dated October 9, 2020, between Empower and Matthew Rubel (incorporated by reference to Exhibit 10.7 of Empower’s Form 10-K, filed with the SEC on March 8, 2021).
10.19#	Indemnity Agreement, dated October 9, 2020, between Empower and Gina Bianchini (incorporated by reference to Exhibit 10.10 of Empower’s Form 10-K, filed with the SEC on March 8, 2021).
21.1	Subsidiaries of Holley Inc. (incorporated[1] by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4 (File No. 333-255133), filed with the SEC on April 8, 2021).
23.1	Consent of Grant Thornton LLP.
24.1	Power of attorney (included in the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Tom Tomlinson
Tom Tomlinson
Chief Executive Officer (Principal Executive Officer)

March 15, 2022

/s/ Dominic Bardos
Dominic Bardos
Chief Financial Officer (Principal Financial and Accounting Officer)

March 15, 2022

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tom Tomlinson and Dominic Bardos, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Tom Tomlinson	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2022
Tom Tomlinson

/S/ Dominic Bardos	Chief Financial Officer, (principal financial and accounting officer)	March 15, 2022
Dominic Bardos

/S/ James Coady	Director	March 15, 2022
James Coady

/S/ Owen Basham	Director	March 15, 2022
Owen Basham

/S/ Gina Bianchini	Director	March 15, 2022
Gina Bianchini

/S/ Michelle Gloeckler	Director	March 15, 2022
Michelle Gloeckler

/S/ Matthew Rubel	Director	March 15, 2022
Matthew Rubel

/S/ Ginger Jones	Director	March 15, 2022
Ginger Jones