Form 10-Q
period 2022-04-03
Holley Inc.
filed 2022-05-12
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

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
Yes ☐ No ☒

There were 118,026,472 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of May 11, 2022.

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

•	anticipate the uncertainties inherent in the development of new business lines and business strategies;

•	retain and hire necessary employees;

•	increase brand awareness;

•	attract, train and retain effective officers, key employees or directors;

•	upgrade and maintain information technology systems;

•	respond to cyber-attacks, security breaches, or computer viruses;

•	comply with privacy and data protection laws, and respond to privacy or data breaches, or the loss of data.

•	acquire and protect intellectual property;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	effectively respond to general economic and business conditions (including the impacts of the Russian invasion of Ukraine and its regional and global ramifications);

•	maintain proper and effective internal controls;

•	maintain the listing on, or the delisting of the Company’s securities from, the NYSE or an inability to have our securities listed on another national securities exchange;

•	obtain additional capital, including use of the debt market;

•	enhance future operating and financial results;

•	anticipate rapid technological changes;

•	comply with laws and regulations applicable to its business and industry, including laws and regulations related to environmental health and safety;

•	stay abreast of modified or new laws and regulations;

•	anticipate the impact of, and response to, new accounting standards;

•	respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets from various events;

•	anticipate the rise in interest rates which would increase the cost of capital;

•	anticipate the significance and timing of contractual obligations;

•	maintain key strategic relationships with partners and resellers;

•	respond to uncertainties associated with product and service development and market acceptance;

•	manage to finance operations on an economically viable basis;

•	anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;

•	respond to litigation, complaints, product liability claims and/or adverse publicity;

•	anticipate the time during which we will be an emerging growth company under the JOBS Act;

•

anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability; and

•

other risks and factors, listed under the caption “Risk Factors” included in our Annual Report on 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022, and in any subsequent filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of
	April 3, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$44,081	$36,325
Accounts receivable, less allowance for credit losses of $1,265 and $1,387, respectively	63,722	51,390
Inventory	191,126	185,040
Prepaids and other current assets	15,357	18,962
Total current assets	314,286	291,717
Property, plant, and equipment, net	55,192	51,495
Goodwill	411,721	411,383
Other intangibles assets, net	434,672	438,461
Right-of-use assets	32,814	—
Total assets	$1,248,685	$1,193,056
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$41,931	$45,708
Accrued interest	3,187	3,359
Accrued liabilities	45,391	34,853
Current portion of long-term debt	6,300	7,875
Total current liabilities	96,809	91,795
Long-term debt, net of current portion	636,303	637,673
Warrant liability	63,520	61,293
Earn-out liability	14,288	26,596
Deferred taxes	68,735	70,045
Other noncurrent liabilities	29,593	1,167
Total liabilities	909,248	888,569
Commitments and contingencies (Refer to Note 16 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of April 3, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 116,899,389 and 115,805,639 shares issued and outstanding as of April 3, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	347,556	329,705
Accumulated other comprehensive loss	(15)	(256)
Accumulated deficit	(8,116)	(24,974)
Total stockholders' equity	339,437	304,487
Total liabilities and stockholders' equity	$1,248,685	$1,193,056

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Net sales	$200,055	$160,332
Cost of goods sold	117,334	94,653
Gross profit	82,721	65,679

Selling, general, and administrative	34,342	24,012
Research and development costs	8,161	5,969
Amortization of intangible assets	3,661	3,336
Acquisition and restructuring costs	290	18,833
Related party acquisition and management fee costs	—	881
Other operating expense (income)	222	(133)
Total operating expense	46,676	52,898
Operating income	36,045	12,781
Change in fair value of warrant liability	2,227	—
Change in fair value of earn-out liability	2,381	—
Interest expense	7,391	10,071
Total non-operating expense	11,999	10,071
Income before income taxes	24,046	2,710
Income tax expense	7,188	4,766
Net income (loss)	$16,858	$(2,056)
Comprehensive income (loss):
Foreign currency translation adjustment	241	(16)
Total comprehensive income (loss)	$17,099	$(2,072)

Weighted average common shares outstanding - basic	115,876,204	67,673,884
Weighted average common shares outstanding - diluted	116,048,559	67,673,884
Basic net income (loss) per share	$0.15	$(0.03)
Diluted net income (loss) per share	$0.15	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2020	100	$—	$238,890	$(674)	$2,165	$240,381
Retroactive application of recapitalization	67,673,784	7	(7)	—	—	—
Adjusted balance at December 31, 2020	67,673,884	7	238,883	(674)	2,165	240,381
Net loss	—	—	—	—	(2,056)	(2,056)
Equity compensation	—	—	131	—	—	131
Foreign currency translation	—	—	—	(16)	—	(16)
Balance at March 28, 2021	67,673,884	$7	$239,014	$(690)	$109	$238,440

Balance at December 31, 2021	115,805,639	$12	$329,705	$(256)	$(24,974)	$304,487
Net income	—	—	—	—	16,858	16,858
Equity compensation	—	—	3,162	—	—	3,162
Foreign currency translation	—	—	—	241	—	241
Issuance of earn-out shares	1,093,750	—	14,689	—	—	14,689
Balance at April 3, 2022	116,899,389	$12	$347,556	$(15)	$(8,116)	$339,437

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
OPERATING ACTIVITIES
Net income (loss)	$16,858	$(2,056)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	2,140	2,252
Amortization of intangible assets	3,661	3,336
Amortization of deferred loan costs	417	729
Amortization of right of use assets	1,348	—
Increase in warrant liability	2,227	—
Increase in earn-out liability	2,381	—
Increase in acquisition contingent consideration payable	—	17,173
Equity compensation	3,162	131
Change in deferred taxes	(1,310)	478
Loss on disposal of property, plant and equipment	52	—
Increase (decrease) in Inventory reserves	44	(233)
(Decrease) increase in allowance for credit losses	(122)	216
Change in operating assets and liabilities:
Accounts receivable	(12,275)	(8,160)
Inventories	(5,384)	7,967
Prepaids and other current assets	4,286	(1,854)
Accounts payable	(3,712)	1,506
Accrued interest	(172)	(424)
Accrued and other liabilities	4,748	(2,105)
Net cash provided by operating activities	18,349	18,956
INVESTING ACTIVITIES
Capital expenditures	(5,740)	(3,104)
Proceeds from the disposal of fixed assets	153	—
Cash paid for acquisitions, net	(1,617)	—
Net cash used in investing activities	(7,204)	(3,104)
FINANCING ACTIVITIES
Principal payments on long-term debt	(3,288)	(64)
Net cash used in financing activities	(3,288)	(64)
Effect of foreign currency rate fluctuations on cash	(101)	—
Net change in cash and cash equivalents	7,756	15,788
Cash and cash equivalents:
Beginning of period	36,325	71,674
End of period	$44,081	$87,462
Supplemental disclosures of cash flow information:
Earn-out shares issued to Empower Sponsor Holdings LLC	$14,689	$—
Cash paid for interest	$8,129	$9,767
Cash paid for income taxes	$—	$1,266

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

Holley Intermediate, the predecessor to Holley, was incorporated on October 25, 2018 to effect the merger of Driven Performance Brands, Inc. (“Driven”) and the purchase of High Performance Industries, Inc. (“HPI”). The Company designs, manufactures and distributes performance automotive products to customers primarily in the United States, Canada and Europe. The Company is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, nitrous oxide injection systems, superchargers, exhaust headers, mufflers, distributors, ignition components, engine tuners and automotive performance plumbing products. The Company is also a leading manufacturer of exhaust products as well as shifters, converters, transmission kits, transmissions, tuners and automotive software. The Company’s products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and drivability. The Company has locations in North America, Canada, Italy and China.

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

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or “GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2021, as filed with the SEC on March 15, 2022 in the Company’s annual report on Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

The Company operates on a calendar year that ends on December 31, 2022 and 2021. The three month periods ended April 3, 2022 and March 28, 2021 each included 13 weeks.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Summary of Significant Accounting Policies

The following are updates to the significant accounting policies described in our audited consolidated financial statements as of and for the year ended December 31, 2021.

Leases

Operating lease right of use (ROU) assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that the Company will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Since the Company's leases generally do not provide an implicit rate, the Company applies a portfolio approach using an estimated incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments. The rate applied is based on the currency of the lease. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases. See Note 14, "Lease Commitments," for further details.

Warrants

The Company accounts for warrants to purchase its common stock as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

If a warrant does not meet the conditions for equity classification, it is carried in the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the consolidated statements of comprehensive income as a non-operating expense. If a warrant meets both conditions for equity classification, the warrant is initially recorded in additional paid-in capital on the consolidated balance sheet, and the amount initially recorded is not subsequently re-measured at fair value. See Note 7, "Common Stock Warrants," and Note 8, "Fair Value Measurements," for further details.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with terms greater than 12 months. The Company adopted the provisions of this guidance effective January 1, 2022, using the modified retrospective optional transition method. Therefore, the standard was applied beginning January 1, 2022 and prior periods were not restated. The adoption of the standard did not result in a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected the package of practical expedients and implemented internal controls and executed changes to business processes to enable the preparation of financial information upon adoption. The adoption of the new standard resulted in the recognition of a right of use asset and short-term and long-term liabilities recorded on the Company's consolidated balance sheet related to operating leases. In addition, the adoption of the standard did not have a material impact on the Company's results of operations or cash flows. See Note 14, "Lease Commitments," for further details.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirements Benefits – Defined Benefit Plans – General (Subtopic 715-20). The ASU will update disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. The Company adopted ASU 2019-12 on a retrospective basis as of January 1, 2022. Adoption did not result in a significant change to the Company's consolidated financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) which is intended to simplify various aspects related to accounting for income taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on a prospective basis as of January 1, 2022. Adoption of the ASU did not have a material effect on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Subtopic 470-20). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. The new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. Adoption of the provisions of ASU 2021-08 are effective for the Company's fiscal year beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of April 3, 2022, the Company did not adopt any expedients or exceptions under ASU 2020-04. The Company will continue to evaluate the impact of ASU 2020-04 and whether it will apply the optional expedients and exceptions.

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

The Company also assumed 8,333,310 Public Warrants and 4,666,667 private placement warrants (the “Private Warrants”, and together with the Public Warrants, the “Warrants”) upon the Business Combination, all of which were issued in connection with Empower’s initial public offering. Each Warrant represents the right to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to certain conditions. The Warrants became exercisable on October 9, 2021 (the one-year anniversary of Empower’s initial public offering) and expire on July 16, 2026 (five years after the Closing Date). The Public Warrants are listed on the NYSE under the symbol “HLLY WS.”

Additionally, Empower Sponsor Holdings LLC (the "Sponsor") received 2,187,500 shares of the Company’s common stock, which vest in two equal tranches upon achieving certain market share price milestones as outlined in the Merger Agreement during the earn-out period (“the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of the Earn-Out Shares, or 1,093,750 shares, were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The remaining Earn-Out Shares are classified as a liability on the condensed consolidated balance sheet and are remeasured at fair value with changes in the post-Business Combination fair value recognized in the Company’s condensed consolidated statement of comprehensive income (loss) as non-operating expense.

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

ACQUISITIONS

During the quarter ended April 3, 2022 the Company completed one acquisition, and during the year ended December 31, 2021, the Company completed eight acquisitions. These acquisitions are expected to enhance the Company's portfolio of products and services in the automotive aftermarket and automotive safety solutions market.

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

On March 2, 2022, the Company acquired John's Ind., Inc. ("John's"). The purchase price was cash consideration of $1,318. The Company acquired substantially all of the assets and liabilities of John's. The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. The determination of the purchase price allocation to specific assets acquired and liabilities assumed is incomplete for John's. The acquisition resulted in goodwill of approximately $240. The purchase price was funded from cash on hand.

In 2021, the Company acquired substantially all the assets of Finspeed, LLC (“Finspeed”), Classic Instruments LLC (“Classic Instruments”), ADS Precision Machining, Inc., doing business as Arizona Desert Shocks (“ADS”), Rocket Performance Machine, Inc., doing business as Rocket Racing Wheels (“Rocket”), and Speartech Fuel Injections Systems, Inc. (“Speartech”). These five acquisitions were individually immaterial business combinations that are material in the aggregate. Cash paid for the five immaterial acquisitions, net of cash acquired, was $19,685, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and nonamortizable intangibles and goodwill totaling $13,023. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. The final allocation of the purchase price to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	2021 (as initially reported)	Measurement Period Adjustments	2021 (as adjusted)
Cash	$122		$122
Accounts receivable	618		618
Inventory	3,975		3,975
Property, plant and equipment	2,274		2,274
Other assets	23		23
Tradenames	2,608		2,608
Customer relationships	2,450		2,450
Goodwill	8,087	(122)	7,965
Accounts payable	(343)		(343)
Accrued liabilities	(129)	122	(7)
	$19,685	$—	$19,685

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

The remaining three acquisitions completed during 2021 are described below.

Baer, Inc.

On December 23, 2021, the Company acquired substantially all the assets and liabilities of Baer, Inc., doing business as Baer Brakes ("Baer"). Consideration for the assets acquired was cash payments of $22,170. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill totaling $18,989. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded with borrowings from the Company's credit facility and cash on hand. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	December 23, 2021 (as initially reported)	Measurement Period Adjustments	December 23, 2021 (as adjusted)
Accounts receivable	$627		$627
Inventory	1,813		1,813
Property, plant and equipment	695		695
Other assets	76		76
Tradenames	4,630		4,630
Customer relationships	6,075		6,075
Goodwill	8,363	(79)	8,284
Accounts payable	(81)	79	(2)
Accrued liabilities	(28)		(28)
	$22,170	$—	$22,170

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

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The contractual value of the accounts receivable acquired was $800.

Brothers Mail Order Industries, Inc.

On December 16, 2021, the Company acquired substantially all the assets and liabilities of Brothers Mail Order Industries, Inc., doing business as Brothers Trucks ("Brothers"). Consideration for the assets acquired was cash payments of $26,135. The acquisition resulted in non-amortizable intangibles and goodwill totaling $24,835. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded with borrowings from the Company's credit facility and cash on hand. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	December 16, 2021 (as initially reported)	Measurement Period Adjustments	December 16, 2021 (as adjusted)
Accounts receivable	$22		$22
Inventory	1,682		1,682
Property, plant and equipment	20		20
Other assets	13		13
Tradenames	4,975		4,975
Goodwill	19,561	299	19,860
Accounts payable	(34)		(34)
Accrued liabilities	(403)		(403)
	$25,836	$299	$26,135

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

The contractual value of the accounts receivable acquired was $3,454.

3. INVENTORY

Inventories of the Company consisted of the following:

	April 3,	December 31,
	2022	2021
Raw materials	$53,104	$54,818
Work-in-process	25,478	21,728
Finished goods	112,544	108,494
	$191,126	$185,040

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	April 3,	December 31,
	2022	2021
Land	$3,426	$1,330
Buildings and improvements	10,780	10,623
Machinery and equipment	58,875	56,824
Construction in process	14,292	12,859
Total property, plant and equipment	87,373	81,636
Less: accumulated depreciation	32,181	30,141
Property, plant and equipment, net	$55,192	$51,495

The Company’s long-lived assets by geographic locations are as follows:

	April 3,	December 31,
	2022	2021
United States	$53,304	$49,547
International	1,888	1,948
Total property, plant and equipment, net	55,192	51,495

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the period indicated:

For the thirteen weeks ended April 3, 2022
Balance at December 31, 2021	$411,383
John's acquisition	240
Measurement period adjustments*	98
Balance at April 3, 2022	$411,721

* See Note 2, "Business Combination and Acquisitions - Acquisitions," for further details."

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

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Intangible assets consisted of the following:

	April 3, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$268,438	$(35,531)	$232,907
Tradenames	13,775	(4,300)	9,475
Technology	26,675	(9,691)	16,984
Total finite-lived intangible assets	$308,888	$(49,522)	$259,366

Indefinite-lived intangible assets:
Tradenames	$175,306	—	$175,306

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$268,438	$(32,662)	$235,776
Tradenames	13,775	(4,119)	9,656
Technology	26,675	(9,080)	17,595
Total finite-lived intangible assets	$308,888	$(45,861)	$263,027

Indefinite-lived intangible assets:
Tradenames	$175,434	—	$175,434

The following outlines the estimated future amortization expense related to intangible assets held as of April 3, 2022:

2022 (excluding the thirteen weeks ended April 3, 2022)	$10,983
2023	14,481
2024	13,668
2025	13,638
2026	13,532
Thereafter	193,064
Total	$259,366

6. DEBT

Debt of the Company consisted of the following:

	April 3,	December 31,
	2022	2021
First lien term loan due November 17, 2028	$626,850	$630,000
Revolver	25,000	25,000
Other	3,600	3,812
Less unamortized debt issuance costs	(12,847)	(13,264)
	642,603	645,548
Less current portion of long-term debt	(6,300)	(7,875)
	$636,303	$637,673

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

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The proceeds of any delayed draw loans made after closing may be used by the Company to finance acquisitions. As of April 3, 2022, the Company had drawn $30,000 under the delayed draw term loan. The delayed draw term loan is available for six months and is subject to the satisfaction of certain conditions precedent, including, but not limited to, the consent of the lenders providing the delayed draw term loan.

In addition, the credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,436 in outstanding letters of credit at April 3, 2022.

Proceeds from the new credit facility were used to repay in full the obligations outstanding under both the Company’s existing first lien and second lien notes and to pay $13,413 in original issue discount and issuance costs related to the refinancing.

The first lien term loan is to be repaid in quarterly payments of $1,575 through September 30, 2028 with the balance due upon maturity on November 17, 2028. Beginning with the fiscal year ending on December 31, 2022, the Company is required to make a payment based on its available free cash flow (as defined in the Credit Agreement). Any such payments offset future mandatory quarterly payments.

Amounts outstanding under the new credit facility will accrue interest at a rate equal to either LIBOR or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. At April 3, 2022, the weighted average interest rate on the Company's borrowings under the credit facility was 4.5%.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets. The Credit Agreement includes representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales. It also requires that Holley maintain on the last day of each quarter, a Total Leverage Ratio not to exceed a maximum amount. At April 3, 2022, the Company was in compliance with all financial covenants.

Some of the lenders and their affiliates have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

Future maturities of long-term debt and amortization of debt issuance costs as of April 3, 2022 are as follows:

2022 (excluding the thirteen weeks ended April 3, 2022)	$5,402	$1,296
2023	7,210	1,782
2024	7,218	1,690
2025	7,394	1,909
2026	31,300	1,980
Thereafter	596,926	4,190
	$655,450	$12,847

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

During any period when the Company has failed to maintain an effective registration statement, warrant holders may exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Company’s Warrants were accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of April 3, 2022, a warrant liability with a fair value of $63,520 was reflected as a long-term liability in the condensed consolidated balance sheet, and a $2,227 increase in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income (loss) for the 13-week period ended April 3, 2022.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

8. FAIR VALUE MEASUREMENTS

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured as of April 3, 2022
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$41,400	$—	$—	$41,400
Warrant liability (Private)	—	—	22,120	22,120
Earn-out liability	—	—	14,288	14,288
Total fair value	$41,400	$—	$36,408	$77,808

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$39,500	$—	$—	$39,500
Warrant liability (Private)	—	—	21,793	21,793
Earn-out liability	—	—	26,596	26,596
Total fair value	$39,500	$—	$48,389	$87,889

As of April 3, 2022, the Company's derivative liabilities for its private and public warrants and the earn-out liability (see Note 2, “Business Combination and Acquisitions,” for more details) are measured at fair value on a recurring basis. The fair value for the private warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its private warrants and earn-out liability. The fair value of the public warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income (loss).

The fair value of private warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	April 3,	December 31,
	2022	2021
Valuation date price	$14.00	$12.99
Strike price	$11.50	$11.50
Remaining life	4.29 years	4.54 years
Expected dividend	$—	$—
Risk-free interest rate	2.55%	1.19%
Price threshold	$18.00	$18.00

The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	April 3,	December 31,
	2022	2021
Valuation date price	$14.00	$12.99
Expected term	6.29 years	6.54 years
Expected volatility	35.30%	40.59%
Risk-free interest rate	2.49%	1.40%
Price hurdle 1	not applicable	$13.00
Price hurdle 2	$15.00	$15.00

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

As of April 3, 2022 and December 31, 2021, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 during the 13-week period ended April 3, 2022 is as follows:

	For the thirteen weeks ended April 3, 2022
	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2021	$21,793	$26,596	$48,389
Liabilities reclassed to equity	—	(14,689)	(14,689)
Losses included in earnings	327	2,381	2,708
Balance at April 3, 2022	$22,120	$14,288	$36,408

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

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The following table summarizes total revenue by product category. The Company's product category definitions have been revised by management in 2022. The prior-year period has been revised to conform with the current presentation. There is no change to total sales.

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Electronic systems	$86,146	$70,739
Mechanical systems	45,842	36,089
Exhaust	19,332	20,300
Accessories	28,746	17,433
Safety	19,989	15,771
Total sales	$200,055	$160,332

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
United States	$196,059	$157,577
Italy	3,996	2,755
Total sales	$200,055	$160,332

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

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Income tax expense	$7,188	$4,766
Effective tax rates	29.9%	175.9%

For the 13-week period ended April 3, 2022, the Company's effective tax rate of 29.9% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the Private Warrants and the earn-out liability recognized during the period. For the 13-week period ended March 28, 2021, the Company’s effective tax rate of 175.9% differed from the 21% federal statutory rate primarily due a permanent difference resulting from the change in fair value of an earn-out liability related to the 2020 acquisition of Simpson Performance Products ("Simpson") recognized during the period.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

11. EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Numerator:
Net income (loss)	$16,858	$(2,056)
Denominator:
Weighted average common shares outstanding - basic	115,876,204	67,673,884
Dilutive effect of potential common shares	172,355	—
Weighted average common shares outstanding - diluted	116,048,559	67,673,884
Earnings (loss) per share:
Basic	$0.15	$(0.03)
Diluted	$0.15	$(0.03)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,666,644	—
Stock options	1,934,975	—
Earn-out shares	1,093,750	—
Total anti-dilutive shares	17,695,369	—

12. BENEFIT PLANS

The Company has a defined benefit pension plan (the “Plan”) for its employees. On January 28, 2022, the Company approved the termination of the Plan, effective March 31, 2022. Distribution of the Plan's assets, pursuant to the termination, will not be made until the Plan termination satisfies all regulatory requirements, which is expected to be completed by the fourth quarter of 2022. Plan participants will receive their full accrued benefits from the Plan's assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. The Company estimates that the settlement charge will be approximately $550,000.

The following summarizes the components of net periodic benefit cost for the defined benefit pension plan:

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Components of expense:
Service cost	$27	$36
Interest cost	32	38
Expected return on plan assets	(52)	(61)
Amortization of net loss	-	5
Net periodic benefit cost	$7	$18

The Company made matching contributions totaling $430 and $475 to our 401(k) plan during the 13-week periods ended April 3, 2022 and March 28, 2021, respectively.

The Company made contributions of $150 and $19 to our defined benefit pension plan during the 13-week periods ended April 3, 2022 and March 28, 2021, respectively.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

13. EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which provides for the grant of restricted stock awards, incentive and nonqualified stock options, and other share based awards to employees, directors and non-employees. The 2021 Plan authorized 8,850,000 new shares of the Company’s common stock to be available for award grants. As of April 3, 2022, 6,030,360 shares of common stock remained available for future issuance under the 2021 Plan.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Stock options	$553	$—
Restricted stock units	1,183	—
Profit interest units	1,426	131

All equity-based compensation expense is recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised at termination of service. On February 15, 2022, the Company granted 548,001 options to purchase shares of the Company’s common stock to key employees. These stock options had a weighted-average grant date fair value $4.68 per share, which was estimated on grant date using the Black-Scholes option pricing model with the following assumptions:

Weighted-average expected term	6.0
Expected volatility	36.0%
Expected dividend	$—
Risk-free interest rate	1.98%

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

Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of April 3, 2022, there was $6,569 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 2.5 years.

Restricted Stock Units

Restricted stock units (“RSUs”) vest ratably over one to three years of continued employment. The fair value of a RSU at the grant date is equal to the market price of the Company’s common stock on the grant date. On February 15, 2022, the Company granted 228,180 RSUs to key employees with a grant date fair value of $12.29 per unit. Compensation expense for RSUs is recorded based on amortization of the grant date fair market value over the period the restrictions lapse. As of April 3, 2022, there was $8,468 of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted average period of 2.4 years.

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

Profit Interest Units

The Holley Stockholder has authorized an incentive pool of 41.4 million units of Parent, which are designated as PIUs, that its management has the right to grant to certain employees of the Company. As of April 3, 2022, no units are available for grant. The PIU's are a special type of limited liability company equity unit that allows the recipient to potentially participate in a future increase in the value of the Company. PIUs are issued for no consideration and generally provide for vesting over the requisite service period, subject to the recipient remaining an employee of the Company through each vesting date.

As of April 3, 2022, there was $8,057 of unrecognized compensation cost related to unvested time-based PIUs that is expected to be recognized over a remaining weighted-average period of 1.4 years.

14. LEASE COMMITMENTS

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective optional transition method provided by ASU 2018-11. The effect of applying this guidance resulted in an increase in noncurrent assets for right-of-use assets of $33.9 million and an increase in liabilities for associated lease obligations of $34.6 million, most of which were classified as noncurrent. The adoption of the standard did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

Under the transition option elected by the Company, ASC 842 is applied only to the most current period and reporting for comparative periods presented in the financial statements continues to be in accordance with Topic 840, including disclosures. Upon adoption, the Company elected the following practical expedients related to ASC 842:

•

not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for any existing leases;

•	to account for the lease and non-lease components as a single lease component for all of the Company's leases; and

•	to apply accounting similar to Topic 840 to leases that meet the definition of short-term leases.

The Company leases retail stores, manufacturing, distribution, engineering, and research and development facilities, office space, equipment, and automobiles under operating lease agreements. Leases have remaining lease terms of one to 14 years, inclusive of renewal options that the Company is reasonably certain to exercise.

The following table summarizes operating lease assets and obligations:

April 3, 2022
Assets:
Operating right of use assets	$32,814
Liabilities:
Current operating lease liabilities	$5,129
Long-term lease liabilities	28,433
Total lease liabilities	$33,562

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

For the thirteen weeks ended
April 3, 2022
Components of lease expense:
Operating lease expense	$2,419
Short-term lease expense	608
Variable lease expense	87
Total lease expense	$3,114

Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,760
Right of use assets obtained in exchange for new operating lease liabilities	$278

Information associated with the measurement of operating lease obligations as of April 3, 2022 is as follows:

Weighted average remaining lease term	9.3 years
Weighted average discount rate	5.92%

The following table summarizes the maturities of the Company's operating lease liabilities as of April 3, 2022:

2022 (excluding the thirteen weeks ended April 3, 2022)	$5,311
2023	6,469
2024	5,201
2025	3,477
2026	3,261
Thereafter	21,376
Total lease payments	45,095
Less imputed interest	(11,533)
Present value of lease liabilities	$33,562

For the 13-week period ended March 28, 2021, total rent expense under operating leases approximated $1,693.

In accordance with ASC 840, Leases, the aggregate minimum non-cancelable annual lease payments under operating leases in effect on December 31, 2021 were as follows:

2022	$8,517
2023	6,320
2024	4,766
2025	2,995
2026	2,813
Thereafter	8,546
Total minimum lease commitments	$33,957

HOLLEY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

(unaudited)

15. ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes total acquisition, restructuring and management fee costs:

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Acquisitions (1)	$249	$1,039
Restructuring (2)	41	621
Management fees (3)	—	881
Earn out adjustment (4)	—	17,173
Total acquisition, restructuring and management fees	$290	$19,714

(1)
Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions.
(2)
Includes costs incurred as part of the restructuring of operations including professional and consulting services.
(3)
Includes acquisition costs and management fees paid to Sentinel Capital Partners.
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

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Beginning balance	$3,994	$3,989
Accrued for current year warranty claims	2,588	957
Settlement of warranty claims	(2,766)	(2,079)
Ending balance	$3,816	$2,867

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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and those under the caption, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022, and those in our subsequent filings with the SEC.

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

In 2021 Holley completed 8 acquisitions. The most significant acquisitions impacting the comparability of our operating results were:

•
Advance Engine Management Inc.: On April 14, 2021 Holley acquired Advance Engine Management Inc., doing business as AEM Performance Electronics (“AEM”), a developer and supplier of electronic control and monitoring systems for performance automotive applications. This acquisition increases Holley’s penetration into the import and other sport compact cars submarket.
•
Brothers Mail Order Industries, Inc.: On December 16, 2021, Holley acquired Brothers Mail Order Industries, Inc., doing business as Brothers Trucks ("Brothers"), a distributor of classic and custom vehicle restoration parts serving the Chevrolet and GMC truck aftermarket. This acquisition increases Holley's offerings in truck and SUV appearance items.
•
Baer, Inc.: On December 23, 2021, Holley acquired Baer, Inc., doing business as Baer Brakes ("Baer"), a developer and supplier of brakes and brake systems. This acquisition moves Holley closer to its goal of providing complete vehicle solutions by adding a new product category and brake system expertise.

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

COVID-19 Outbreak

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has continued to experience disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition is currently uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the utilization and effectiveness of treatments and vaccines, the imposition of effective public safety and other protective measures, the further impact of COVID-19 on the global economy and demand for the Company's products and services. Should the COVID-19 pandemic, including variants such as Delta and Omicron, not improve or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.

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

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on LIBOR or the prime rate, plus the applicable margin rate. As of April 3, 2022, $626.9 million was outstanding under the Company's Credit Agreement.

Results of Operations

13-Week Period Ended April 3, 2022 Compared With 13-Week Period Ended March 28, 2021

The table below presents Holley’s results of operations for the 13-week periods ended April 3, 2022 and March 28, 2021:

	For the thirteen weeks ended		Change
	April 3, 2022	March 28, 2021	$	%

Net sales	$200,055	$160,332	$39,723	24.8%
Cost of goods sold	117,334	94,653	22,681	24.0%
Gross profit	82,721	65,679	17,042	25.9%
Selling, general, and administrative	34,342	24,012	10,330	43.0%
Research and development costs	8,161	5,969	2,192	36.7%
Amortization of intangible assets	3,661	3,336	325	9.7%
Acquisition and restructuring costs	290	18,833	(18,543)	(98.5%)
Related party acquisition and management fee costs	—	881	(881)	(100.0%)
Other expense (income)	222	(133)	355	n/a
Operating income	36,045	12,781	23,264	182.0%
Change in fair value of warrant liability	2,227	—	2,227	n/a
Change in fair value of earn-out liability	2,381	—	2,381	n/a
Interest expense	7,391	10,071	(2,680)	(26.6%)
Income before income taxes	24,046	2,710	21,336	787.3%
Income tax expense	7,188	4,766	2,422	50.8%
Net income (loss)	16,858	(2,056)	18,914	n/a
Foreign currency translation adjustment	241	(16)	257	n/a
Total comprehensive income (loss)	$17,099	$(2,072)	$19,171	n/a

Net Sales

Net sales for the 13-week period ended April 3, 2022 increased $39.7 million, or 24.8%, to $200.1 million, as compared to $160.3 million for the 13-week period ended March 28, 2021. Non-comparable sales associated with acquisitions contributed $18.1 million, or 11.3% of year-over-year growth. The remaining comparable sales growth in the quarter was $21.6 million, or 13.5% of year-over-year growth. This comparable growth was driven by improved price realization of $13.6 million and unit volume growth of $8.0 million over the prior year period. Major categories driving the comparable year-over-year growth include: electronic system growth of $10.7 million (15.2% category growth), mechanical system growth of $5.0 million (14.0% category growth), and safety product growth of $4.2 million (26.7% category growth).

Cost of Goods Sold

Cost of goods sold for the 13-week period ended April 3, 2022 increased $22.7 million, or 24.0%, to $117.3 million, as compared to $94.6 million for the 13-week period ended March 28, 2021. The increase in cost of goods sold during the 13-week period ended April 3, 2022 was in line with a corresponding increase in product sales during such period.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended April 3, 2022 increased $17.0 million, or 25.9%, to $82.7 million, as compared to $65.7 million for the 13-week period ended March 28, 2021. The increase in gross profit was driven by the increase in sales. Gross margin for the 13-week period ended April 3, 2022 was 41.3% compared to a gross margin of 41.0% for the 13-week period ended March 28, 2021. Gains in price realization fully offset higher freight and product cost increases and allowed for a slight increase in gross margin.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended April 3, 2022 increased $10.3 million, or 43.0%, to $34.3 million, as compared to $24.0 million for the 13-week period ended March 28, 2021. When expressed as a percentage of sales, selling, general and administrative costs increased to 17.2% of sales for the 13-week period ended April 3, 2022, as compared to 15.0% of sales in 2021. Recent acquisitions accounted for $1.9 million of the increase in selling, general and administrative costs. The increase in costs was also driven by a $3.0 million increase in compensation expense related to equity awards, a $1.0 million increase in outbound shipping and handling costs related to higher sales and domestic supply chain pressure, and a $2.8 million increase in administrative and sales personnel costs, reflecting company growth and the additional requirements of becoming a public company.

Research and Development Costs

Research and development costs for the 13-week period ended April 3, 2022 increased $2.2 million, or 36.7%, to $8.2 million, as compared to $6.0 million for the 13-week period ended March 28, 2021. The increase in research and development costs were primarily due to headcount investments as we continue to pursue product innovation and new products.

Amortization of Intangible Assets

Amortization of intangible assets for the 13-week period ended April 3, 2022 increased $0.4 million, or 9.7%, to $3.7 million, as compared to $3.3 million for the 13-week period ended March 28, 2021 due to recent acquisitions.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 13-week period ended April 3, 2022 decreased $18.5 million, or 98.5%, to $0.3 million, as compared to $18.8 million for the 13-week period ended March 28, 2021. The 13-week period ended March 28, 2021 included an adjustment of $17.2 million for contingent consideration payable for the Simpson acquisition.

Related Party Acquisition and Management Fee Costs

Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated. Related party acquisition and management fee costs for the 13-week period ended March 28, 2021 were $0.9 million.

Operating Income

As a result of factors described above, operating income for the 13-week period ended April 3, 2022 increased $23.2 million, or 182.0%, to $36.0 million, as compared to $12.8 million for the 13-week period ended March 28, 2021.

Change in Fair Value of Warrant Liability

For the 13-week period ended April 3, 2022 we recognized a loss of $2.2 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 13-week period ended April 3, 2022 we recognized a loss of $2.4 million from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the earn-out shares resulting from the Business Combination. During the first quarter of 2022, the first tranche, representing half of the Earn-Out Shares, met the required market share price criteria and were issued. This issuance of the Company's common stock resulted in a reduction of the earn-out liability of $14.7 million, representing the fair value of the earn-out shares on the vesting date, which was reclassified from liabilities to equity. At April 3, 2022, there are 1,093,750 potential future Earn-Out Shares remaining.

Interest Expense

Interest expense for the 13-week period ended April 3, 2022 decreased $2.7 million, or 26.6%, to $7.4 million, as compared to $10.1 million for the 13-week period ended March 28, 2021. The decrease was primarily due to a lower effective interest rate combined with the favorable impact of the $100 million paydown on our second lien note in July 2021.

Income (Loss) before Income Taxes

As a result of factors described above, we recognized $24.0 million of income before income taxes for the 13-week period ended April 3, 2022, as compared to income before income taxes of $2.7 million for the 13-week period ended March 28, 2021.

Income Tax Expense

Income tax expense for the 13-week period ended April 3, 2022 increased $2.4 million to $7.2 million, as compared to $4.8 million for the 13-week period ended March 28, 2021. The effective tax rate for the 13-week period ended April 3, 2022 was 29.9%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. The effective tax rate for the 13-week period ended March 28, 2021 was 175.9%. The difference between the effective tax rate and the federal statutory rate in 2021 was due to the permanent difference resulting from the adjustment to the Simpson earn-out liability during the period.

Net Income (Loss) and Total Comprehensive Income (Loss)

As a result of factors described above, we recognized net income of $16.8 million for the 13-week period ended April 3, 2022, as compared to a net loss of ($2.1) million for the 13-week period ended March 28, 2021. Additionally, we recognized total comprehensive income of $17.1 million for the 13-week period ended April 3, 2022, as compared to a total comprehensive loss of ($2.1) million for the 13-week period ended March 28, 2021. Comprehensive income (loss) includes the effect of foreign currency translation adjustments.

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

Holley defines EBITDA as earnings before (a) interest expense, (b) income taxes and (c) depreciation and amortization. Holley defines Adjusted EBITDA as EBITDA plus (i) notable items that in 2022 consist primarily of non-cash adjustments related to the adoption of ASC 842, "Leases," and in 2021 consist primarily of the amortization of the fair market value increase in inventory due to acquisitions, (ii) compensation expense related to equity awards (iii) acquisition and restructuring costs, which for the 13-week period ended March 28, 2021 includes a $17.2 million adjustment due to a change in the fair value of the Simpson acquisition contingent consideration payable, (iv) changes in the fair value of the warrant liability, (v) changes in the fair value of the earn-out liability, (vi) related party acquisition and management fee costs, and (vii) other expenses, which includes losses from disposal of fixed assets and foreign currency transactions. We have included within the definition of Adjusted EBITDA the changes in the fair value of the warrant liability and changes in the fair value of the earn-out liability, as management believes such matters, when they occur, do not directly reflect the performance of the underlying business.

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

The following unaudited table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the 13-week periods ended April 3, 2022 and March 28, 2021:

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Net income (loss)	$16,858	$(2,056)
Adjustments:
Depreciation	2,140	2,252
Amortization of intangible assets	3,661	3,336
Interest expense	7,391	10,071
Income tax expense	7,188	4,766
EBITDA	37,238	18,369
Acquisition and restructuring costs	290	18,833
Change in fair value of warrant liability	2,227	—
Change in fair value of earn-out liability	2,381	—
Equity-based compensation expense	3,162	131
Related party acquisition and management fee costs	—	881
Notable items	506	5,713
Other expense (income)	222	(133)
Adjusted EBITDA	$46,026	$43,794

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

As of April 3, 2022, the Company had cash of $44.1 million and availability of $97.6 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. As of April 3, 2022, $25.0 million was outstanding under the revolving credit facility. The Company also had $2.4 million of outstanding letters of credit as of April 3, 2022.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $6.4 million, including short term leases, due during the remainder of fiscal year 2022. See Note 14, "Lease Commitments" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q for additional information related to the Company’s lease obligations.

Holley's capital expenditures are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $14 million to $16 million in fiscal year 2022.

See Note 6, "Debt" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of April 3, 2022, based on the then current weighted average interest rate of 4.5%, expected interest payments associated with outstanding debt totaled approximately $23 million for the remainder of fiscal year 2022.

The Company believes that its cash on hand, cash from operations and borrowings available under its revolving credit facility will be sufficient to satisfy its liquidity needs and capital expenditure requirements for at least the next twelve months.

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented:

13-Week Period Ended April 3, 2022 Compared With 13-Week Period Ended March 28, 2021

	For the thirteen weeks ended
	April 3, 2022	March 28, 2021
Cash flows from operating activities	$18,349	$18,956
Cash flows used in investing activities	(7,204)	(3,104)
Cash flows used in financing activities	(3,288)	(64)
Effect of foreign currency rate fluctuations on cash	(101)	—
Net increase in cash and cash equivalents	$7,756	$15,788

Operating Activities. Cash provided by operating activities for the 13-week period ended April 3, 2022 was $18.3 million compared to cash provided by operating activities of $19.0 million during the 13-week period ended March 28, 2021. Significant components of the year-over-year change in cash provided by operating activities included positive fluctuations from accrued liabilities, prepaids and other current assets, and warrant and earn-out liabilities of $6.9 million, $6.1 million, and $4.6 million respectively. Offsetting these increases were decreases in cash provided by inventory, accounts payable and accounts receivable of $13.4 million, $5.2 million, and $4.1 million, respectively. The changes in inventory, accounts payable and accounts receivable reflect the growth in the business in 2022 while accounts payable and accounts receivable are also impacted by the timing of payments.

Investing Activities. Cash used in investing activities for the 13-week period ended April 3, 2022 was $7.2 million, which included $5.7 million relating to capital expenditures and $1.6 million relating to acquisitions. During the 13-week period ended March 28, 2021, cash used in investing activities was $3.1 million due to capital expenditures.

Financing Activities. Cash used in financing activities for the 13-week period ended April 3, 2022 was $3.3 million due to principal payments on long-term debt. Cash used in financing activities for the 13-week period ended March 28, 2021 also reflected principal payments on long-term debt.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgements and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting estimates, refer to the section entitled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022. For further information see also Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. The Company generally does not hedge its interest rate exposure. The Company had $655.5 million of debt outstanding as of April 3, 2022. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $6.6 million change to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of April 3, 2022, the majority the Company’s cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of April 3, 2022, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euros and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 4. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of April 3, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company implemented controls related to the adoption of ASC 842 and the related financial statement reporting. There were no other changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.

Item 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022. Such risks, uncertainties and other factors may cause our actual results, performance and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K as filed with the SEC on March 15, 2022, for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

May 12, 2022