Form 10-Q
period 2022-07-03
Holley Inc.
filed 2022-08-11
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

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
Yes ☐ No ☒

There were 118,026,472 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of August 6, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the Company’s ability to do any of the following:

•	anticipate and manage through disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain company products in distribution channels;

•	access, collect and use personal data about consumers;

•	execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business;

•	anticipate the impact of the coronavirus disease 2019 (“COVID-19”) pandemic and its effect on business and financial conditions;

•	manage risks associated with operational changes in response to the COVID-19 pandemic;

•

recognize the anticipated benefits of and successfully deploy the proceeds from the Business Combination (as defined herein), which may be affected by, among other things, competition, the ability to integrate the combined businesses and the ability of the combined business to grow and manage growth profitably;

•	anticipate the uncertainties inherent in the development of new business lines and business strategies;

•	retain and hire necessary employees;

•	increase brand awareness;

•	attract, train and retain effective officers, key employees or directors;

•	upgrade and maintain information technology systems;

•	respond to cyber-attacks, security breaches, or computer viruses;

•	comply with privacy and data protection laws, and respond to privacy or data breaches, or the loss of data.

•	acquire and protect intellectual property;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	effectively respond to general economic and business conditions (including the impacts of the Russian invasion of Ukraine and its regional and global ramifications);

•	maintain proper and effective internal controls;

•	maintain the listing on, or the delisting of the Company’s securities from, the NYSE or an inability to have our securities listed on another national securities exchange;

•	obtain additional capital, including use of the debt market;

•	enhance future operating and financial results;

•	anticipate rapid technological changes;

•	comply with laws and regulations applicable to its business and industry, including laws and regulations related to environmental health and safety;

•	stay abreast of modified or new laws and regulations;

•	anticipate the impact of, and response to, new accounting standards;

•	respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets from various events;

•	anticipate the rise in interest rates which would increase the cost of capital, as well as responding to inflationary pressures;

•	anticipate the significance and timing of contractual obligations;

•	maintain key strategic relationships with partners and resellers;

•	respond to uncertainties associated with product and service development and market acceptance;

•	manage to finance operations on an economically viable basis;

•	anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;

•	respond to litigation, investigations, complaints, product liability claims and/or adverse publicity;

•	anticipate the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act");

•	anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of
	July 3, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$30,555	$36,325
Accounts receivable, less allowance for credit losses of $1,269 and $1,387, respectively	58,222	51,390
Inventory	214,867	185,040
Prepaids and other current assets	16,881	18,962
Total current assets	320,525	291,717
Property, plant, and equipment, net	56,009	51,495
Goodwill	417,339	411,383
Other intangibles assets, net	434,120	438,461
Right-of-use assets	32,762	—
Total assets	$1,260,755	$1,193,056
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$39,648	$45,708
Accrued interest	3,843	3,359
Accrued liabilities	41,051	34,853
Current portion of long-term debt	6,300	7,875
Total current liabilities	90,842	91,795
Long-term debt, net of current portion	636,756	637,673
Warrant liability	40,352	61,293
Earn-out liability	10,054	26,596
Deferred taxes	68,955	70,045
Other noncurrent liabilities	29,429	1,167
Total liabilities	876,388	888,569
Commitments and contingencies (Refer to Note 16 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of July 3, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 116,932,722 and 115,805,639 shares issued and outstanding as of July 3, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	351,422	329,705
Accumulated other comprehensive gain (loss)	486	(256)
Retained earnings (accumulated deficit)	32,447	(24,974)
Total stockholders' equity	384,367	304,487
Total liabilities and stockholders' equity	$1,260,755	$1,193,056

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Net sales	$179,420	$193,041	$379,475	$353,373
Cost of goods sold	104,132	111,841	221,466	206,494
Gross profit	75,288	81,200	158,009	146,879
Selling, general, and administrative	36,269	26,190	70,611	50,202
Research and development costs	8,196	7,065	16,357	13,034
Amortization of intangible assets	3,662	3,502	7,323	6,838
Acquisition and restructuring costs	1,691	2,676	1,981	21,509
Related party acquisition and management fee costs	—	1,658	—	2,539
Other operating expense (income)	325	47	547	(86)
Total operating expense	50,143	41,138	96,819	94,036
Operating income	25,145	40,062	61,190	52,843
Change in fair value of warrant liability	(23,168)	—	(20,941)	—
Change in fair value of earn-out liability	(4,234)	—	(1,853)	—
Interest expense	8,961	11,174	16,352	21,245
Total non-operating (income) expense	(18,441)	11,174	(6,442)	21,245
Income before income taxes	43,586	28,888	67,632	31,598
Income tax expense	3,023	5,790	10,211	10,556
Net income	$40,563	$23,098	$57,421	$21,042
Comprehensive income:
Foreign currency translation adjustment	501	35	742	19
Total comprehensive income	$41,064	$23,133	$58,163	$21,061
Common Share Data:
Weighted average common shares outstanding - basic	116,931,623	67,673,884	116,398,177	67,673,884
Weighted average common shares outstanding - diluted	117,114,553	67,673,884	117,343,975	67,673,884
Basic net income per share	$0.35	$0.34	$0.49	$0.31
Diluted net income per share	$0.35	$0.34	$0.31	$0.31

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2020	100	$—	$238,890	$(674)	$2,165	$240,381
Retroactive application of recapitalization	67,673,784	7	(7)	—	—	—
Adjusted balance at December 31, 2020	67,673,884	7	238,883	(674)	2,165	240,381
Net loss	—	—	—	—	(2,056)	(2,056)
Equity compensation	—	—	131	—	—	131
Foreign currency translation	—	—	—	(16)	—	(16)
Balance at March 28, 2021	67,673,884	7	239,014	(690)	109	238,440
Net income	—	—	—	—	23,098	23,098
Equity compensation	—	—	131	—	—	131
Foreign currency translation	—	—	—	35	—	35
Balance at June 27, 2021	67,673,884	$7	$239,145	$(655)	$23,207	$261,704

Balance at December 31, 2021	115,805,639	$12	$329,705	$(256)	$(24,974)	$304,487
Net income	—	—	—	—	16,858	16,858
Equity compensation	—	—	3,162	—	—	3,162
Foreign currency translation	—	—	—	241	—	241
Issuance of earn-out shares	1,093,750	—	14,689	—	—	14,689
Balance at April 3, 2022	116,899,389	12	347,556	(15)	(8,116)	339,437
Net income	—	—	—	—	40,563	40,563
Equity compensation	—	—	3,483	—	—	3,483
Warrants exercised	33,333	—	383	—	—	383
Foreign currency translation	—	—	—	501	—	501
Balance at July 3, 2022	116,932,722	$12	$351,422	$486	$32,447	$384,367

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the twenty-six weeks ended
	July 3, 2022	June 27, 2021
OPERATING ACTIVITIES
Net income	$57,421	$21,042
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,663	4,453
Amortization of intangible assets	7,323	6,838
Amortization of deferred loan costs	846	1,955
Amortization of right of use assets	2,753	—
Gain on termination of leases	(279)	—
Decrease in warrant liability	(20,941)	—
Decrease in earn-out liability	(1,853)	—
Increase in acquisition contingent consideration payable	—	17,173
Equity compensation	6,645	262
Change in deferred taxes	(1,090)	1,188
Loss (gain) on disposal of property, plant and equipment	336	(282)
Provision for inventory reserves	2,787	3,173
Provision for credit losses	145	410
Change in operating assets and liabilities:		-
Accounts receivable	(6,343)	(12,457)
Inventories	(29,483)	(708)
Prepaids and other current assets	3,838	(2,295)
Accounts payable	(5,778)	6,038
Accrued interest	484	(901)
Accrued and other liabilities	(643)	508
Net cash provided by operating activities	20,831	46,397
INVESTING ACTIVITIES
Capital expenditures	(9,609)	(7,141)
Proceeds from the disposal of fixed assets	244	285
Cash paid for acquisitions, net	(14,077)	(54,011)
Net cash used in investing activities	(23,442)	(60,867)
FINANCING ACTIVITIES
Net change under revolving credit agreement	(25,000)	—
Proceeds from long-term debt	27,000	—
Principal payments on long-term debt	(5,099)	(1,539)
Proceeds from issuance of common stock in connection with the exercise of warrants	383	—
Net cash used in financing activities	(2,716)	(1,539)
Effect of foreign currency rate fluctuations on cash	(443)	—
Net change in cash and cash equivalents	(5,770)	(16,009)
Cash and cash equivalents:
Beginning of period	36,325	71,674
End of period	$30,555	$55,665
Supplemental disclosures of cash flow information:
Earn-out shares issued to Empower Sponsor Holdings LLC	$14,689	$—
Cash paid for interest	$16,005	$20,191
Cash paid for income taxes	$4,276	$7,182

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

Risks and Uncertainties

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has experienced disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition is currently uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the utilization and effectiveness of treatments and vaccines, the imposition of effective public safety and other protective measures, the further impact of COVID-19 on the global economy and demand for the Company's products and services. Should the ongoing COVID-19 pandemic, including any variants of COVID-19, not improve or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.

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

The Company operates on a calendar year that ends on  December 31, 2022 and 2021. The three and six month periods ended July 3, 2022 and June 27, 2021 each included 13 weeks and 26 weeks, respectively.

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of July 3, 2022, the Company did not adopt any expedients or exceptions under ASU 2020-04. The Company will continue to evaluate the impact of ASU 2020-04 and whether it will apply the optional expedients and exceptions.

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

Pursuant to the Merger Agreement, at the Closing, all outstanding shares of Holley Intermediate common stock as of immediately prior to the effective time of Merger I were cancelled and Holley Parent Holdings, LLC, the sole stockholder of Holley Intermediate (the “Holley Stockholder” or “Parent”), received $264,718 in cash and 67,673,884 shares of common stock (at a deemed value of $10.00 per share). The Company’s common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol “HLLY.”

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

ACQUISITIONS

During the 26-weeks ended July 3, 2022, the Company has completed three acquisitions, and during the year ended December 31, 2021, the Company completed eight acquisitions. These acquisitions are expected to enhance the Company's portfolio of products and services in the automotive aftermarket and automotive safety solutions market.

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

During the twenty-six weeks ended July 3, 2022, the Company acquired substantially all the assets of John's Ind., Inc. ("John's"), Southern Kentucky Classics ("SKC"), and Vesta Motorsports USA, Inc., doing business as RaceQuip ("RaceQuip"). These acquisitions were immaterial business combinations. Cash paid for the three acquisitions, net of cash acquired, was $13,778, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and nonamortizable intangibles and goodwill totaling $9,059. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. The final allocation of the purchase price to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

2022
Accounts receivable	$959
Inventory	3,481
Property, plant and equipment	275
Other assets	1,132
Tradenames	1,689
Customer relationships	1,512
Goodwill	5,858
Accounts payable	(25)
Accrued liabilities	(1,103)
$13,778

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

In 2021, the Company acquired substantially all the assets of Finspeed, LLC ("Finspeed"), Classic Instruments LLC, ADS Precision Machining, Inc., doing business as Arizona Desert Shocks, Rocket Performance Machine, Inc., doing business as Rocket Racing Wheels, and Speartech Fuel Injections Systems, Inc. These five acquisitions were individually immaterial business combinations that are material in the aggregate. Cash paid for the five immaterial acquisitions, net of cash acquired, was $19,685, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and nonamortizable intangibles and goodwill totaling $13,023. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. The final allocation of the purchase price to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed. However, for Finspeed, the measurement period has ended and the final fair value estimates of acquired assets and liabilities is reflected below.

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

Baer, Inc.

On December 23, 2021, the Company acquired substantially all the assets and liabilities of Baer, Inc., doing business as Baer Brakes. Consideration for the assets acquired was cash payments of $22,170. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill totaling $18,989. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded with borrowings from the Company's credit facility and cash on hand. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

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

Brothers Mail Order Industries, Inc.

On December 16, 2021, the Company acquired substantially all the assets and liabilities of Brothers Mail Order Industries, Inc., doing business as Brothers Trucks. Consideration for the assets acquired was cash payments of $26,135. The acquisition resulted in non-amortizable intangibles and goodwill totaling $24,835. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded with borrowings from the Company's credit facility and cash on hand. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Advance Engine Management Inc.

On April 14, 2021, the Company acquired substantially all the assets and liabilities of Advance Engine Management Inc. doing business as AEM Performance Electronics. Consideration for the assets acquired was cash payments of $51,243. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $44,486. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded from cash on hand.

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

The contractual value of the accounts receivable acquired was $3,454.

3.	INVENTORY

Inventories of the Company consisted of the following:

	July 3,	December 31,
	2022	2021
Raw materials	$61,146	$54,818
Work-in-process	26,334	21,728
Finished goods	127,387	108,494
	$214,867	$185,040

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	July 3,	December 31,
	2022	2021
Land	$3,426	$1,330
Buildings and improvements	10,935	10,623
Machinery and equipment	63,367	56,824
Construction in process	12,076	12,859
Total property, plant and equipment	89,804	81,636
Less: accumulated depreciation	33,795	30,141
Property, plant and equipment, net	$56,009	$51,495

The Company’s long-lived assets by geographic locations are as follows:

	July 3,	December 31,
	2022	2021
United States	$54,260	$49,547
International	1,749	1,948
Total property, plant and equipment, net	$56,009	$51,495

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the period indicated:

For the twenty-six weeks ended July 3, 2022
Balance at December 31, 2021	$411,383
John's acquisition	240
SKC acquisition	1,270
RaceQuip acquisition	4,348
Measurement period adjustments*	98
Balance at July 3, 2022	$417,339

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Intangible assets consisted of the following:

	July 3, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(38,401)	$231,549
Tradenames	13,775	(4,481)	9,294
Technology	26,676	(10,302)	16,374
Total finite-lived intangible assets	$310,401	$(53,184)	$257,217

Indefinite-lived intangible assets:
Tradenames	$176,903	—	$176,903

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$268,438	$(32,662)	$235,776
Tradenames	13,775	(4,119)	9,656
Technology	26,675	(9,080)	17,595
Total finite-lived intangible assets	$308,888	$(45,861)	$263,027

Indefinite-lived intangible assets:
Tradenames	$175,434	—	$175,434

The following outlines the estimated future amortization expense related to intangible assets held as of July 3, 2022:

2022 (excluding the twenty-six weeks ended July 3, 2022)	$7,372
2023	14,582
2024	13,769
2025	13,739
2026	13,633
Thereafter	194,122
Total	$257,217

6.	DEBT

Debt of the Company consisted of the following:

	July 3,	December 31,
	2022	2021
First lien term loan due November 17, 2028	$652,350	$630,000
Revolver	—	25,000
Other	3,124	3,812
Less unamortized debt issuance costs	(12,418)	(13,264)
	643,056	645,548
Less current portion of long-term debt	(6,300)	(7,875)
	$636,756	$637,673

On November 18, 2021, the Company entered into a new credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (the "Credit Agreement"). The financing consisted of a seven-year $600,000 first lien term loan, a five-year $125,000 revolving credit facility, and a $100,000 delayed draw term loan.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The proceeds of any delayed draw loans made after closing were available to the Company to finance acquisitions. As of July 3, 2022, the Company had drawn $57,000 under the delayed draw term loan. Availability under the delayed draw term loan expired in May 2022.

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $1,236 in outstanding letters of credit at July 3, 2022.

Proceeds from the new credit facility were used to repay in full the Company’s obligations under its existing first lien and second lien notes and to pay $13,413 in original issue discount and issuance costs related to the refinancing.

The first lien term loan is to be repaid in quarterly payments of $1,575through September 30, 2028 with the balance due upon maturity on November 17, 2028. Beginning with the fiscal year ending on December 31, 2022, the Company is required to make a payment based on its available free cash flow (as defined in the Credit Agreement). Any such payments offset future mandatory quarterly payments.

Amounts outstanding under the new credit facility will accrue interest at a rate equal to either the London Interbank Offering Rate ("LIBOR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. At July 3, 2022, the weighted average interest rate on the Company's borrowings under the credit facility was 5.2%.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets. The Credit Agreement includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales. The Credit Agreement also requires that Holley maintain on the last day of each quarter, a Total Leverage Ratio not to exceed a maximum amount. At July 3, 2022, the Company was in compliance with all financial covenants.

Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

Future maturities of long-term debt and amortization of debt issuance costs as of July 3, 2022 are as follows:

2022 (excluding the twenty-six weeks ended July 3, 2022)	$3,563	$867
2023	7,132	1,782
2024	7,140	1,690
2025	7,335	1,909
2026	6,300	1,980
Thereafter	624,004	4,190
	$655,474	$12,418

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

In April 2022, the Company issued 33,333 shares of common stock in connection with the exercise of Public Warrants assumed in the Business Combination.

The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of July 3, 2022, a warrant liability with a fair value of $40,352 was reflected as a long-term liability in the condensed consolidated balance sheet, and a $23,168 and $20,941 decrease in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week and 26-week periods ended July 3, 2022, respectively.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

8.	FAIR VALUE MEASUREMENTS

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured as of July 3, 2022
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$26,212	$—	$—	$26,212
Warrant liability (Private)	—	—	14,140	14,140
Earn-out liability	—	—	10,054	10,054
Total fair value	$26,212	$—	$24,194	$50,406

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$39,500	$—	$—	$39,500
Warrant liability (Private)	—	—	21,793	21,793
Earn-out liability	—	—	26,596	26,596
Total fair value	$39,500	$—	$48,389	$87,889

As of July 3, 2022, the Company's derivative liabilities for its private and public warrants and the earn-out liability (see Note 2, “Business Combination and Acquisitions,” for more details) are measured at fair value on a recurring basis. The fair value for the private warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its private warrants and earn-out liability. The fair value of the public warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income.

The fair value of private warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	July 3,	December 31,
	2022	2021
Valuation date price	$10.98	$12.99
Strike price	$11.50	$11.50
Remaining life (in years)	4.04	4.54
Expected dividend	$—	$—
Risk-free interest rate	2.83%	1.19%
Price threshold	$18.00	$18.00

The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	July 3,	December 31,
	2022	2021
Valuation date price	$10.98	$12.99
Expected term (in years)	6.04	6.54
Expected volatility	39.78%	40.59%
Risk-free interest rate	2.86%	1.40%
Price hurdle 1	not applicable	$13.00
Price hurdle 2	$15.00	$15.00

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

As of July 3, 2022 and December 31, 2021, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 during the 26-week period ended July 3, 2022 is as follows:

	For the twenty-six weeks ended July 3, 2022
	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2021	$21,793	$26,596	$48,389
Liabilities reclassed to equity	—	(14,689)	(14,689)
Losses included in earnings	(7,653)	(1,853)	(9,506)
Balance at July 3, 2022	$14,140	$10,054	$24,194

9.	REVENUE

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

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Electronic systems	$71,060	$87,195	$157,206	$157,934
Mechanical systems	44,206	42,042	90,048	78,131
Exhaust	18,037	23,042	37,369	43,342
Accessories	28,353	22,508	57,099	39,941
Safety	17,764	18,254	37,753	34,025
Total sales	$179,420	$193,041	$379,475	$353,373

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
United States	$173,514	$187,993	$369,573	$345,570
Italy	5,906	5,048	9,902	7,803
Total sales	$179,420	$193,041	$379,475	$353,373

10.	INCOME TAXES

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

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Income tax expense	$3,023	$5,790	$10,211	$10,556
Effective tax rates	6.9%	20.0%	15.1%	33.4%

For the 13-week period ended July 3, 2022, the Company's effective tax rate of 6.9% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the Private Warrants and the earn-out liability recognized during the period. For the 13-week period ended June 27, 2021, the Company’s effective tax rate was 20.0%.

For the 26-week period ended July 3, 2022, the Company's effective tax rate of 15.1% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the Private Warrants and the earn-out liability recognized during the period. For the 26-week period ended June 27, 2021, the Company’s effective tax rate of 33.4% differed from the 21% federal statutory rate primarily due a permanent difference resulting from the change in fair value of an earn-out liability related to the 2020 acquisition of Simpson Performance Products ("Simpson") recognized during the period.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

11.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Numerator:
Net income - basic	$40,563	$23,098	$57,421	$21,042
Less: fair value adjustment for warrants	—	—	(20,941)	—
Net income - diluted	$40,563	$23,098	$36,480	$21,042
Denominator:
Weighted average common shares outstanding - basic	116,931,623	67,673,884	116,398,177	67,673,884
Dilutive effect of potential common shares from RSUs	182,930	—	177,642	—
Dilutive effect of potential common shares from warrants	—	—	768,156	—
Weighted average common shares outstanding - diluted	117,114,553	67,673,884	117,343,975	67,673,884
Earnings per share:
Basic	$0.35	$0.34	$0.49	$0.31
Diluted	$0.35	$0.34	$0.31	$0.31

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Warrants to purchase shares of common stock having an exercise price greater than the average share market price for the thirteen weeks ended July 3, 2022 are excluded from the calculation of diluted earnings per share.

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	—	—	—
Stock options	1,960,708	—	1,960,708	—
Restricted stock units	220,051	—	220,051	—
Earn-out shares	1,093,750	—	1,093,750	—
Total anti-dilutive shares	17,907,820	—	3,274,509	—

12.	BENEFIT PLANS

The Company has a defined benefit pension plan (the “Plan”) for its employees. On January 28, 2022, the Company approved the termination of the Plan, effective March 31, 2022. Distribution of the Plan's assets, pursuant to the termination, will not be made until the Plan termination satisfies all regulatory requirements, which is expected to be completed by the fourth quarter of 2022. Plan participants will receive their full accrued benefits from the Plan's assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. The Company estimates that the settlement charge will be in the range of $400 - $550.

The following summarizes the components of net periodic benefit cost for the Plan:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Components of expense:
Service cost	$27	$36	$54	$36
Interest cost	32	38	64	38
Expected return on plan assets	(52)	(61)	(104)	(61)
Amortization of net loss	—	5	—	5
Net periodic benefit cost	$7	$18	$14	$18

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The Company made matching contributions totaling $1,156 and $526 to our 401(k) plan during the 13-week periods ended July 3, 2022 and June 27, 2021, respectively. The Company made matching contributions totaling $1,844 and $1,000 to our 401(k) plan during the 26-week periods ended July 3, 2022 and June 27, 2021, respectively.

The Company made no contributions and contributions of $98 to the Plan during the 13-week periods ended July 3, 2022 and June 27, 2021, respectively. The Company made contributions of $150 and $117 to the Plan during the 26-week periods ended July 3, 2022 and June 27, 2021, respectively.

13.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which provides for the grant of restricted stock awards, incentive and nonqualified stock options, and other share based awards to employees, directors and non-employees. The 2021 Plan authorized 8,850,000 shares of the Company’s common stock to be available for award grants. As of July 3, 2022, 5,951,568 shares of common stock remained available for future issuance under the 2021 Plan.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Stock options	$652	$—	$1,205	$—
Restricted stock units	1,350	—	2,533	—
Profit interest units	1,481	131	2,907	262

All equity-based compensation expense is recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised at termination of service. On February 15, 2022 and May 6, 2022, the Company granted 548,001 and 44,055 options to purchase shares of the Company’s common stock to key employees, respectively. These stock options had weighted-average grant date fair values of $4.68 per share and $4.32 per share, respectively, which values were estimated as of their respective grant dates using a Black-Scholes option pricing model with the following assumptions:

	Granted Feb. 15, 2022	Granted May 6, 2022
Weighted-average expected term	6.0	6.0
Expected volatility	36.0%	40.0%
Expected dividend	$—	$—
Risk-free interest rate	1.98%	3.06%

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

Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of July 3, 2022, there was $5,986 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 2.3 years.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Restricted Stock Units

Restricted stock units (“RSUs”) vest ratably over one to three years of continued employment. The fair value of a RSU at the grant date is equal to the market price of the Company’s common stock on the grant date. On February 15, 2022 and May 6, 2022, the Company granted 228,180 and 16,767 RSUs, respectively to key employees with grant date fair values of $12.29 per unit and $9.95 per unit, respectively. Additionally, on May 11, 2022, 55,920 RSUs were granted to members of Holley's Board of Directors with a grant date fair value of $8.53 per unit. Compensation expense for RSUs is recorded based on amortization of the grant date fair market value over the period the restrictions lapse. As of July 3, 2022, there was $7,630 of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted average period of 2.2 years.

Profit Interest Units

The Holley Stockholder has authorized an incentive pool of 41.4 million units of Parent, which are designated as PIUs, that its management has the right to grant to certain employees of the Company. As of July 3, 2022, no units are available for grant. The PIU's are a special type of limited liability company equity unit that allows the recipient to potentially participate in a future increase in the value of the Company. PIUs are issued for no consideration and generally provide for vesting over the requisite service period, subject to the recipient remaining an employee of the Company through each vesting date.

As of July 3, 2022, there was $6,578 of unrecognized compensation cost related to unvested time-based PIUs that is expected to be recognized over a remaining weighted-average period of 1.2 years.

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

The following table summarizes operating lease assets and obligations:

July 3, 2022
Assets:
Operating right of use assets	$32,762
Liabilities:
Current operating lease liabilities	$5,006
Long-term lease liabilities	28,225
Total lease liabilities	$33,231

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended	For the twenty-six weeks ended
	July 3, 2022	July 3, 2022
Components of lease expense:
Operating lease expense	$1,482	$3,901
Short-term lease expense	642	1,250
Variable lease expense	327	414
Total lease expense	$2,451	$5,565
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,821	$3,581
Right of use assets obtained in exchange for new operating lease liabilities	13,491	13,769
Decapitalization of right-of-use assets upon lease termination and/or modification	12,178	12,178

Information associated with the measurement of operating lease obligations as of July 3, 2022 is as follows:

Weighted average remaining lease term (in years)	8.0
Weighted average discount rate	5.67%

The following table summarizes the maturities of the Company's operating lease liabilities as of July 3, 2022:

2022 (excluding the twenty-six weeks ended July 3, 2022)	$3,718
2023	6,830
2024	5,583
2025	3,867
2026	3,660
Thereafter	18,318
Total lease payments	41,976
Less imputed interest	(8,745)
Present value of lease liabilities	$33,231

For the 13-week and 26-week periods ended June 27, 2021, total rent expense under operating leases approximated $1,979 and $3,672.

In accordance with ASC 840, Leases, the aggregate minimum non-cancelable annual lease payments under operating leases in effect on  December 31, 2021 were as follows:

2022	$8,517
2023	6,320
2024	4,766
2025	2,995
2026	2,813
Thereafter	8,546
Total minimum lease commitments	$33,957

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

15.	ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes the Company's total acquisition, restructuring and management fee costs:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Acquisitions (1)	$1,372	$2,172	$1,621	$3,211
Restructuring (2)	319	504	360	1,125
Management fees (3)	—	1,658	—	2,539
Earn out adjustment (4)	—	—	—	17,173
Total acquisition, restructuring and management fees	$1,691	$4,334	$1,981	$24,048

(1)	Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions.
(2)	Includes costs incurred as part of the restructuring of operations including professional and consulting services.
(3)	Includes acquisition costs and management fees paid to Sentinel Capital Partners.
(4)	A fair value adjustment to the contingent consideration payable from the Simpson acquisition.

16.	COMMITMENTS AND CONTINGENCIES

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

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Beginning balance	$3,816	$2,867	$3,994	$3,989
Accrued for current year warranty claims	446	2,479	3,034	3,436
Settlement of warranty claims	(1,937)	(2,418)	(4,703)	(4,497)
Ending balance	$2,325	$2,928	$2,325	$2,928

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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, under the caption, "Cautionary Note Regarding Forward-Looking Statements," in this Quarterly Report on Form 10-Q, under the caption, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022, and in our subsequent filings with the SEC.

Business Combination

On July 16, 2021 we consummated a business combination (“Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc., a direct wholly owned subsidiary of Empower (“Merger Sub I”), Empower Merger Sub II LLC, a direct wholly owned subsidiary of Empower (“Merger Sub II”), and Holley Intermediate Holdings, Inc. ("Holley Intermediate").

The Merger Agreement provided for, among other things, the following transactions: (i) Merger Sub I merged with and into Holley Intermediate, the separate corporate existence of Merger Sub I ceased and Holley Intermediate became the surviving corporation, and (ii) Holley Intermediate merged with and into Merger Sub II, the separate corporate existence of Holley Intermediate ceased and Merger Sub II became the surviving limited liability company. Upon closing, Empower changed its name to Holley Inc. and its trading symbol on the New York Stock Exchange (the “NYSE”) from “EMPW” to “HLLY.”

The Business Combination was accounted for as a reverse recapitalization. Holley Intermediate was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes, and financial statements for periods prior to the Business Combination are those of Holley Intermediate.

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

In 2021 Holley completed eight acquisitions. The most significant acquisitions impacting the comparability of our operating results were:

●

Advance Engine Management Inc.: On April 14, 2021 Holley acquired Advance Engine Management Inc., doing business as AEM Performance Electronics, a developer and supplier of electronic control and monitoring systems for performance automotive applications. This acquisition increases Holley’s penetration into the import and other sport compact cars submarket.

●

Brothers Mail Order Industries, Inc.: On December 16, 2021, Holley acquired Brothers Mail Order Industries, Inc., doing business as Brothers Trucks, a distributor of classic and custom vehicle restoration parts serving the Chevrolet and GMC truck aftermarket. This acquisition increases Holley's offerings in truck and SUV appearance items.

●

Baer, Inc.: On December 23, 2021, Holley acquired Baer, Inc., doing business as Baer Brakes, a developer and supplier of brakes and brake systems. This acquisition moves Holley closer to its goal of providing complete vehicle solutions by adding a new product category and brake system expertise.

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

COVID-19 Update

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has continued to experience disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of the impact of the COVID-19 pandemic on the Company's business and operational and financial performance and condition is currently uncertain and will depend on many factors outside the Company's control, including but not limited to the timing, extent, duration and effects of the virus and any of its mutations, the utilization and effectiveness of treatments and vaccines, the imposition of effective public safety and other protective measures, the further impact of COVID-19 on the global economy and demand for the Company's products and services. During the second quarter of 2022, we continued to experience supply chain headwinds, including microchip shortages and other supply chain challenges that prevented us from building and shipping many of our most popular products, which has had, and may continue to have, a negative impact on product availability. Should the ongoing COVID-19 pandemic, including any variants of COVID-19, not improve or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, financial condition and prospects may be adversely affected.

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

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on LIBOR or the prime rate, plus the applicable margin rate. As of July 3, 2022, $652.4 million was outstanding under the Company's Credit Agreement.

Results of Operations

13-Week Period Ended July 3, 2022 Compared With 13-Week Period Ended June 27, 2021

The table below presents Holley’s results of operations for the 13-week periods ended July 3, 2022 and June 27, 2021 (dollars in thousands):

	For the thirteen weeks ended
	July 3, 2022	June 27, 2021	Change ($)	Change (%)
Net sales	$179,420	$193,041	$(13,621)	(7.1%)
Cost of goods sold	104,132	111,841	(7,709)	(6.9%)
Gross profit	75,288	81,200	(5,912)	(7.3%)
Selling, general, and administrative	36,269	26,190	10,079	38.5%
Research and development costs	8,196	7,065	1,131	16.0%
Amortization of intangible assets	3,662	3,502	160	4.6%
Acquisition and restructuring costs	1,691	2,676	(985)	(36.8%)
Related party acquisition and management fee costs	—	1,658	(1,658)	(100.0%)
Other expense	325	47	278	591.5%
Operating income	25,145	40,062	(14,917)	(37.2%)
Change in fair value of warrant liability	(23,168)	—	(23,168)	n/a
Change in fair value of earn-out liability	(4,234)	—	(4,234)	n/a
Interest expense	8,961	11,174	(2,213)	(19.8%)
Income before income taxes	43,586	28,888	14,698	50.9%
Income tax expense	3,023	5,790	(2,767)	(47.8%)
Net income	40,563	23,098	17,465	75.6%
Foreign currency translation adjustment	501	35	466	nm
Total comprehensive income	$41,064	$23,133	$17,931	77.5%

Net Sales

Net sales for the 13-week period ended July 3, 2022 decreased $13.6 million, or 7.1%, to $179.4 million, as compared to $193.0 million for the 13-week period ended June 27, 2021. Non-comparable sales associated with acquisitions contributed $9.4 million, or 4.8% of year-over-year growth. The remaining comparable sales decreased by $23.0 million, or 11.9%, compared to the prior year quarter, offsetting the impact from the acquisitions. The decline in comparable sales was primarily driven by microchip shortages and other supply chain challenges that prevented us from building and shipping many of our most popular products, destocking from our resellers in response to the current economic environment as well as softening consumer demand, which resulted in a decrease of $37.0 million due to lower unit volume net of improved price realization of $14.0 million compared to the prior year period. Major categories driving the comparable year-over-year results include a decline of $16.3 million in electronic system sales (18.7% category decline), a decline of $1.1 million in mechanical system sales (2.6% category decline), and a decline of $0.5 million in safety product sales (2.7% category decline).

Cost of Goods Sold

Cost of goods sold for the 13-week period ended July 3, 2022 decreased$7.7 million, or 6.9%, to $104.1 million, as compared to $111.8 million for the 13-week period ended June 27, 2021. The decrease in cost of goods sold during the 13-week period ended July 3, 2022 was in line with a corresponding decrease in product sales during such period.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended July 3, 2022 decreased $5.9 million, or 7.3%, to $75.3 million, as compared to $81.2 million for the 13-week period ended June 27, 2021. The decrease in gross profit was driven by the decrease in sales. Gross margin for the 13-week period ended July 3, 2022 of 42.0% was stable compared to a gross margin of 42.1% for the 13-week period ended June 27, 2021.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended July 3, 2022 increased $10.1 million, or 38.5%, to $36.3 million, as compared to $26.2 million for the 13-week period ended June 27, 2021. When expressed as a percentage of sales, selling, general and administrative costs increased to 20.2% of sales for the 13-week period ended July 3, 2022, as compared to 13.6% of sales in 2021. Recent acquisitions accounted for $1.4 million of the increase in selling, general and administrative costs. The increase in costs was also driven by a $3.4 million increase in compensation expense related to equity awards, a $2.3 million increase in personnel costs, reflecting company growth and the additional requirements of becoming a public company, and a $1.4 million increase in outbound shipping and handling costs related to domestic supply chain pressures.

Research and Development Costs

Research and development costs for the 13-week period ended July 3, 2022 increased $1.1 million, or 16.0%, to $8.2 million, as compared to $7.1 million for the 13-week period ended June 27, 2021. The increase in research and development costs was primarily due to headcount investments as we continue to pursue product innovation and new products.

Amortization of Intangible Assets

Amortization of intangible assets for the 13-week period ended July 3, 2022 increased $0.2 million, or 4.6%, to $3.7 million, as compared to $3.5 million for the 13-week period ended June 27, 2021 due to recent acquisitions.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 13-week period ended July 3, 2022 decreased $1.0 million, or 36.8%, to $1.7 million, as compared to $2.7 million for the 13-week period ended June 27, 2021.

Related Party Acquisition and Management Fee Costs

Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated. Related party acquisition and management fee costs for the 13-week period ended June 27, 2021 were $1.7 million.

Operating Income

As a result of factors described above, operating income for the 13-week period ended July 3, 2022 decreased $14.9 million, or 37.2%, to $25.2 million, as compared to $40.1 million for the 13-week period ended June 27, 2021.

Change in Fair Value of Warrant Liability

For the 13-week period ended July 3, 2022 we recognized a gain of $23.2 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 13-week period ended July 3, 2022 we recognized a gain of $4.2 million from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the earn-out shares resulting from the Business Combination.

Interest Expense

Interest expense for the 13-week period ended July 3, 2022 decreased $2.2 million, or 19.8%, to $9.0 million, as compared to $11.2 million for the 13-week period ended June 27, 2021. The decrease was primarily due to a lower effective interest rate combined with the favorable impact of the $100 million paydown on our second lien note in July 2021.

Income before Income Taxes

As a result of factors described above, we recognized $43.6 million of income before income taxes for the 13-week period ended July 3, 2022, as compared to $28.9 million for the 13-week period ended June 27, 2021.

Income Tax Expense

Income tax expense for the 13-week period ended July 3, 2022 decreased $2.8 million to $3.0 million, as compared to $5.8 million for the 13-week period ended June 27, 2021. The effective tax rate for the 13-week period ended July 3, 2022 was 6.9%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. The effective tax rate for the 13-week period ended June 27, 2021 was 20.0%. The difference between the effective tax rate and the federal statutory rate in 2021 was primarily due to permanent differences.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $40.6 million for the 13-week period ended July 3, 2022, as compared to$23.1 million for the 13-week period ended June 27, 2021. Additionally, we recognized total comprehensive income of $41.1 million for the 13-week period ended July 3, 2022, as compared to $23.1 million for the 13-week period ended June 27, 2021. Comprehensive income includes the effect of foreign currency translation adjustments.

26-week period ended July 3, 2022 Compared With 26-week period ended June 27, 2021

The table below presents Holley’s results of operations for the 26-week periods ended July 3, 2022 and June 27, 2021 (dollars in thousands):

	For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	Change ($)	Change (%)
Net sales	$379,475	$353,373	$26,102	7.4%
Cost of goods sold	221,466	206,494	14,972	7.3%
Gross profit	158,009	146,879	11,130	7.6%
Selling, general, and administrative	70,611	50,202	20,409	40.7%
Research and development costs	16,357	13,034	3,323	25.5%
Amortization of intangible assets	7,323	6,838	485	7.1%
Acquisition and restructuring costs	1,981	21,509	(19,528)	(90.8%)
Related party acquisition and management fee costs	—	2,539	(2,539)	(100.0%)
Other expense (income)	547	(86)	633	(736.0%)
Operating income	61,190	52,843	8,347	15.8%
Change in fair value of warrant liability	(20,941)	—	(20,941)	n/a
Change in fair value of earn-out liability	(1,853)	—	(1,853)	n/a
Interest expense	16,352	21,245	(4,893)	(23.0%)
Income before income taxes	67,632	31,598	36,034	114.0%
Income tax expense	10,211	10,556	(345)	(3.3%)
Net income	57,421	21,042	36,379	172.9%
Foreign currency translation adjustment	742	19	723	nm
Total comprehensive income	$58,163	$21,061	$37,102	176.2%

Net Sales

Net sales for the 26-week period ended July 3, 2022 increased $26.1 million, or 7.4%, to $379.5 million, as compared to $353.4 million for the 26-week period ended June 27, 2021. Non-comparable sales associated with acquisitions contributed $27.4 million, or 7.8% of total year-over-year growth. The remaining comparable sales for the year-to-date period decreased by $1.3 million, or 0.4%. The comparable sales reflect a decrease of $32.0 million due to lower unit volume net of improved price realization of $30.7 million compared to the prior year period. Major categories driving the comparable year-over-year results include a decrease in electronic system sales of $5.6 million (3.5% category decline), mechanical system growth of $4.0 million (5.1% category growth), and safety product growth of $3.7 million (11.0% category growth).

Cost of Goods Sold

Cost of goods sold for the 26-week period ended July 3, 2022 increased $15.0 million, or 7.3%, to $221.5 million, as compared to $206.5 million for the 26-week period ended June 27, 2021. The increase in cost of goods sold during the 26-week period ended July 3, 2022 was in line with a corresponding increase in product sales during such period.

Gross Profit and Gross Margin

Gross profit for the 26-week period ended July 3, 2022 increased $11.1 million, or 7.6%, to $158.0 million, as compared to $146.9 million for the 26-week period ended June 27, 2021. The increase in gross profit was driven by the increase in sales. Gross margin for the 26-week period ended July 3, 2022 of 41.6% was comparable to gross margin of 41.6% for the 26-week period ended June 27, 2021.

Selling, General and Administrative

Selling, general and administrative costs for the 26-week period ended July 3, 2022 increased $20.4 million, or 40.7%, to $70.6 million, as compared to $50.2 million for the 26-week period ended June 27, 2021. When expressed as a percentage of sales, selling, general and administrative costs increased to 18.6% of sales for the 26-week period ended July 3, 2022, as compared to 14.2% of sales in 2021. Recent acquisitions accounted for $3.3 million of the increase in selling, general and administrative costs. The increase in costs was also driven by a $6.4 million increase in compensation expense related to equity awards, a $3.6 million increase in administrative and sales personnel costs, reflecting company growth and the additional requirements of becoming a public company, and a $2.3 million increase in outbound shipping and handling costs related to higher sales and domestic supply chain pressure.

Research and Development Costs

Research and development costs for the 26-week period ended July 3, 2022 increased $3.3 million, or 25.5%, to $16.4 million, as compared to $13.0 million for the 26-week period ended June 27, 2021. The increase in research and development costs were primarily due to headcount investments as we continue to pursue product innovation and new products.

Amortization of Intangible Assets

Amortization of intangible assets for the 26-week period ended July 3, 2022 increased $0.5 million, or 7.1%, to $7.3 million, as compared to $6.8 million for the 26-week period ended June 27, 2021 due to recent acquisitions.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 26-week period ended July 3, 2022 decreased $19.5 million, or 90.8%, to $2.0 million, as compared to $21.5 million for the 26-week period ended June 27, 2021. The 26-week period ended June 27, 2021 included an adjustment of $17.2 million for contingent consideration payable for the acquisition of Simpson Performance Products ("Simpson").

Related Party Acquisition and Management Fee Costs

Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated. Related party acquisition and management fee costs for the 26-week period ended June 27, 2021 were $2.5 million.

Operating Income

As a result of factors described above, operating income for the 26-week period ended July 3, 2022 increased $8.4 million, or 15.8%, to $61.2 million, as compared to $52.8 million for the 26-week period ended June 27, 2021.

Change in Fair Value of Warrant Liability

For the 26-week period ended July 3, 2022 we recognized a gain of $20.9 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 26-week period ended July 3, 2022 we recognized a gain of $1.9 million from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the earn-out shares resulting from the Business Combination. During the first quarter of 2022, the first tranche, representing half of the Earn-Out Shares, met the required market share price criteria and were issued. This issuance of the Company's common stock resulted in a reduction of the earn-out liability of $14.7 million, representing the fair value of the earn-out shares on the vesting date, which was reclassified from liabilities to equity. At July 3, 2022, there are 1,093,750 potential future Earn-Out Shares remaining.

Interest Expense

Interest expense for the 26-week period ended July 3, 2022 decreased $4.9 million, or 23.0%, to $16.4 million, as compared to $21.3 million for the 26-week period ended June 27, 2021. The decrease was primarily due to a lower effective interest rate combined with the favorable impact of the $100 million paydown on our second lien note in July 2021.

Income before Income Taxes

As a result of factors described above, we recognized income before income taxes of $67.6 million for the 26-week period ended July 3, 2022, as compared to $31.6 million for the 26-week period ended June 27, 2021.

Income Tax Expense

Income tax expense of $10.2 million for the 26-week period ended July 3, 2022 decreased by $0.4 million compared to $10.6 million for the 26-week period ended June 27, 2021. The effective tax rate for the 26-week period ended July 3, 2022 was 15.1%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. The effective tax rate for the 26-week period ended June 27, 2021 was 33.4%. The difference between the effective tax rate and the federal statutory rate in 2021 was due to the permanent difference resulting from the adjustment to the Simpson earn-out liability during the period.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $57.4 million for the 26-week period ended July 3, 2022, as compared to $21.0 million for the 26-week period ended June 27, 2021. Additionally, we recognized total comprehensive income of $58.2 million for the 26-week period ended July 3, 2022, as compared to $21.1 million for the 26-week period ended June 27, 2021. Comprehensive income includes the effect of foreign currency translation adjustments.

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

The following unaudited table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the 13-week and 26-week periods ended July 3, 2022 and June 27, 2021 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Net income	$40,563	$23,098	$57,421	$21,042
Adjustments:
Depreciation	2,523	2,201	4,663	4,453
Amortization of intangible assets	3,662	3,502	7,323	6,838
Interest expense	8,961	11,174	16,352	21,245
Income tax expense	3,023	5,790	10,211	10,556
EBITDA	58,732	45,765	95,970	64,134
Acquisition and restructuring costs	1,691	2,676	1,981	21,509
Change in fair value of warrant liability	(23,168)	—	(20,941)	—
Change in fair value of earn-out liability	(4,234)	—	(1,853)	—
Equity-based compensation expense	3,483	131	6,645	262
Related party acquisition and management fee costs	—	1,658	—	2,539
Notable items	378	3,862	884	9,575
Other expense (income)	325	47	547	(86)
Adjusted EBITDA	$37,207	$54,139	$83,233	$97,933

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

As of July 3, 2022, the Company had cash of $30.6 million and availability of $123.8 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. As of July 3, 2022, the Company had $1.2 million of letters of credit outstanding under the revolving credit facility.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $4.4 million, including short term leases, due during the remainder of fiscal year 2022. See Note 14, "Lease Commitments" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.

Holley's capital expenditures are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $14 million to $16 million in fiscal year 2022.

See Note 6, "Debt" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of July 3, 2022, based on the then current weighted average interest rate of 5.2%, expected interest payments associated with outstanding debt totaled approximately $17.1 million for the remainder of fiscal year 2022.

The Company believes that its cash on hand, cash from operations and borrowings available under its revolving credit facility will be sufficient to satisfy its liquidity needs and capital expenditure requirements for at least the next twelve months and thereafter for the foreseeable future.

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

26-week period ended July 3, 2022 Compared With 26-week period ended June 27, 2021

	For the twenty-six weeks ended
	July 3, 2022	June 27, 2021
Cash flows from operating activities	$20,831	$46,397
Cash flows used in investing activities	(23,442)	(60,867)
Cash flows used in financing activities	(2,716)	(1,539)
Effect of foreign currency rate fluctuations on cash	(443)	—
Net decrease in cash and cash equivalents	$(5,770)	$(16,009)

Operating Activities. Cash provided by operating activities for the 26-week period ended July 3, 2022 was $20.8 million compared to $46.4 million for the 26-week period ended June 27, 2021. Significant components of the year-over-year change in cash provided by operating activities included negative fluctuations from inventories and accounts payable of $28.8 million and $11.8 million, respectively. Offsetting these decreases were increases in cash provided by accounts receivable and prepaids and other current assets of $6.1 million and $6.1 million, respectively. The changes in inventory, accounts payable and accounts receivable reflect the fluctuations in sales during 2022 while accounts payable and accounts receivable are also impacted by the timing of payments.

Investing Activities. Cash used in investing activities for the 26-week period ended July 3, 2022 was $23.4 million, which included $9.4 million relating to capital expenditures and $14.0 million relating to acquisitions. During the 26-week period ended June 27, 2021, cash used in investing activities was $60.9 million which included $54.0 million relating to acquisitions and $6.8 million due to capital expenditures.

Financing Activities. Cash used in financing activities for the 26-week period ended July 3, 2022 was $2.7 million due to net principal payments on long-term debt. Cash used in financing activities for the 26-week period ended June 27, 2021 reflected principal payments on long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. The Company generally does not hedge its interest rate exposure. The Company had $655.5 million of debt outstanding as of July 3, 2022. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $6.6 million change to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of July 3, 2022, the majority the Company’s cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of July 3, 2022, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euros and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 4. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of July 3, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Bylaws of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Dominic Bardos
Dominic Bardos
Chief Financial Officer (Duly Authorized Officer)

August 11, 2022