Form 10-Q
period 2022-10-02
Holley Inc.
filed 2022-11-14
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

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
Yes ☐ No ☒

There were 118,241,747 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of November 10, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including but not limited to the Company’s ability to do any of the following:

•	anticipate and manage through disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain company products in distribution channels;

•	anticipate and manage through supply shortages of key component parts used in Company products and the need to shift the mix of products offered in response thereto;

•	access, collect and use personal data about consumers;

•	execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business;

•	anticipate the impact of the coronavirus disease 2019 (“COVID-19”) pandemic and its effect on business and financial conditions;

•	manage risks associated with operational changes in response to the COVID-19 pandemic;

•

recognize the anticipated benefits of and successfully deploy the proceeds from the Business Combination (as defined herein), which may be affected by, among other things, competition, the ability to integrate the combined businesses and the ability of the combined business to grow and manage growth profitably;

•	anticipate the uncertainties inherent in the development of new business lines and business strategies;

•	retain and hire necessary employees;

•	increase brand awareness;

•	attract, train and retain effective officers, key employees or directors;

•	upgrade and maintain information technology systems;

•	respond to cyber-attacks, security breaches, or computer viruses;

•	comply with privacy and data protection laws, and respond to privacy or data breaches, or the loss of data;

•	acquire and protect intellectual property;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	effectively respond to general economic and business conditions (including the impacts of the Russian invasion of Ukraine and its regional and global ramifications);

•	maintain proper and effective internal controls;

•	maintain the listing on, or the delisting of the Company’s securities from, the NYSE or an inability to have our securities listed on another national securities exchange;

•	obtain additional capital, including use of the debt market;

•	enhance future operating and financial results;

•	anticipate rapid technological changes;

•	comply with laws and regulations applicable to its business and industry, including laws and regulations related to environmental health and safety;

•	stay abreast of modified or new laws and regulations;

•	anticipate the impact of, and response to, new accounting standards;

•	respond to fluctuations in foreign currency exchange rates and political unrest and regulatory changes in international markets from various events;

•	anticipate and manage through the rise in interest rates which would increase the cost of capital, as well as responding to inflationary pressures;

•	anticipate the significance and timing of contractual obligations;

•	maintain key strategic relationships with partners and resellers;

•	respond to uncertainties associated with product and service development and market acceptance;

•	manage to finance operations on an economically viable basis;

•	anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;

•	respond to litigation, investigations, complaints, product liability claims and/or adverse publicity;

•	anticipate the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 ("JOBS Act");

•	anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of
	October 2, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$16,606	$36,325
Accounts receivable, less allowance for credit losses of $1,215 and $1,387, respectively	59,722	51,390
Inventory	230,509	185,040
Prepaids and other current assets	18,478	18,962
Total current assets	325,315	291,717
Property, plant, and equipment, net	54,768	51,495
Goodwill	417,298	411,383
Other intangibles assets, net	428,404	438,461
Right-of-use assets	31,274	—
Total assets	$1,257,059	$1,193,056
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$43,519	$45,708
Accrued interest	4,775	3,359
Accrued liabilities	42,102	34,853
Current portion of long-term debt	6,000	7,875
Total current liabilities	96,396	91,795
Long-term debt, net of current portion	635,627	637,673
Warrant liability	10,180	61,293
Earn-out liability	2,626	26,596
Deferred taxes	65,826	70,045
Other noncurrent liabilities	28,119	1,167
Total liabilities	838,774	888,569
Commitments and contingencies (Refer to Note 16 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding as of October 2, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 117,147,997 and 115,805,639 shares issued and outstanding as of October 2, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	353,245	329,705
Accumulated other comprehensive gain (loss)	1,002	(256)
Retained earnings (accumulated deficit)	64,026	(24,974)
Total stockholders' equity	418,285	304,487
Total liabilities and stockholders' equity	$1,257,059	$1,193,056

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Net sales	$154,775	$159,673	$534,250	$513,046
Cost of goods sold	106,383	94,475	327,849	300,969
Gross profit	48,392	65,198	206,401	212,077
Selling, general, and administrative	31,921	28,891	102,532	79,093
Research and development costs	6,039	7,133	22,396	20,167
Amortization of intangible assets	3,662	3,553	10,985	10,391
Impairment of indefinite-lived intangible assets	2,395	—	2,395	—
Acquisition and restructuring costs	1,266	368	3,247	21,877
Related party acquisition and management fee costs	—	23,250	—	25,789
Other operating expense	47	89	594	3
Total operating expense	45,330	63,284	142,149	157,320
Operating income	3,062	1,914	64,252	54,757
Change in fair value of warrant liability	(30,171)	17,273	(51,112)	17,273
Change in fair value of earn-out liability	(7,429)	6,866	(9,282)	6,866
Loss on early extinguishment of debt	—	1,425	—	1,425
Interest expense	10,428	9,851	26,780	31,096
Total non-operating (income) expense	(27,172)	35,415	(33,614)	56,660
Income (loss) before income taxes	30,234	(33,501)	97,866	(1,903)
Income tax expense	(1,345)	(3,301)	8,866	7,255
Net income (loss)	$31,579	$(30,200)	$89,000	$(9,158)
Comprehensive income (loss):
Foreign currency translation adjustment	516	(31)	1,258	(12)
Total comprehensive income (loss)	$32,095	$(30,231)	$90,258	$(9,170)
Common Share Data:
Weighted average common shares outstanding - basic	117,119,609	106,285,072	116,636,906	80,735,661
Weighted average common shares outstanding - diluted	117,138,134	106,285,072	117,273,613	80,735,661
Basic net income (loss) per share	$0.27	$(0.28)	$0.76	$(0.11)
Diluted net income (loss) per share	$0.27	$(0.28)	$0.32	$(0.11)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2020	100	$—	$238,890	$(674)	$2,165	$240,381
Retroactive application of recapitalization	67,673,784	7	(7)	—	—	—
Adjusted balance at December 31, 2020	67,673,884	7	238,883	(674)	2,165	240,381
Net loss	—	—	—	—	(2,056)	(2,056)
Equity compensation	—	—	131	—	—	131
Foreign currency translation	—	—	—	(16)	—	(16)
Balance at March 28, 2021	67,673,884	7	239,014	(690)	109	238,440
Net income	—	—	—	—	23,098	23,098
Equity compensation	—	—	131	—	—	131
Foreign currency translation	—	—	—	35	—	35
Balance at June 27, 2021	67,673,884	7	239,145	(655)	23,207	261,704
Net loss	—	—	—	—	(30,200)	(30,200)
Equity compensation	—	—	2,486	—	—	2,486
Foreign currency translation	—	—	—	(31)	—	(31)
Recapitalization transaction, net	48,131,755	5	85,859	—	—	85,864
Balance at September 26, 2021	115,805,639	$12	$327,490	$(686)	$(6,993)	$319,823

Balance at December 31, 2021	115,805,639	$12	$329,705	$(256)	$(24,974)	$304,487
Net income	—	—	—	—	16,858	16,858
Equity compensation	—	—	3,162	—	—	3,162
Foreign currency translation	—	—	—	241	—	241
Issuance of earn-out shares	1,093,750	—	14,689	—	—	14,689
Balance at April 3, 2022	116,899,389	12	347,556	(15)	(8,116)	339,437
Net income	—	—	—	—	40,563	40,563
Equity compensation	—	—	3,483	—	—	3,483
Foreign currency translation	—	—	—	501	—	501
Warrants exercised	33,333	—	383	—	—	383
Balance at July 3, 2022	116,932,722	12	351,422	486	32,447	384,367
Net income	—	—	—	—	31,579	31,579
Equity compensation	—	—	2,873	—	—	2,873
Foreign currency translation	—	—	—	516	—	516
Tax withholding related to vesting of restricted stock units	—	—	(1,050)	—	—	(1,050)
Issuance of shares for restricted stock units	215,275	—	—	—	—	—
Balance at October 2, 2022	117,147,997	$12	$353,245	$1,002	$64,026	$418,285

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021
OPERATING ACTIVITIES
Net income (loss)	$89,000	$(9,158)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	7,500	7,328
Amortization of intangible assets	10,985	10,391
Impairment of indefinite-lived intangible assets	2,395	—
Amortization of deferred loan costs	1,277	2,656
Amortization of right of use assets	4,203	—
Gain on termination of leases	(279)	—
(Decrease) increase in warrant liability	(51,112)	17,273
(Decrease) increase in earn-out liability	(9,282)	6,866
Increase in acquisition contingent consideration payable	—	17,173
Equity compensation	9,518	2,748
Change in deferred taxes	(4,219)	836
Loss on early extinguishment of long-term debt	—	1,425
Loss (gain) on disposal of property, plant and equipment	559	(290)
Provision for inventory reserves	5,432	4,559
Provision for credit losses	403	738
Change in operating assets and liabilities:		-
Accounts receivable	(8,573)	(5,196)
Inventories	(46,299)	(30,555)
Prepaids and other current assets	1,027	(3,472)
Accounts payable	(1,922)	9,765
Accrued interest	1,416	(311)
Accrued and other liabilities	135	(7,859)
Net cash provided by operating activities	12,164	24,917
INVESTING ACTIVITIES
Capital expenditures	(11,745)	(10,468)
Proceeds from the disposal of fixed assets	473	323
Cash paid for acquisitions, net	(14,077)	(61,786)
Net cash used in investing activities	(25,349)	(71,931)
FINANCING ACTIVITIES
Net change under revolving credit agreement	(25,000)	—
Proceeds from long-term debt	27,000	—
Principal payments on long-term debt	(6,790)	(103,032)
Payments from stock-based award activities	(1,050)	—
Proceeds from issuance of common stock in connection with the exercise of warrants	383	—
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	—	132,299
Net cash (used in) provided by financing activities	(5,457)	29,267
Effect of foreign currency rate fluctuations on cash	(1,077)	—
Net change in cash and cash equivalents	(19,719)	(17,747)
Cash and cash equivalents:
Beginning of period	36,325	71,674
End of period	$16,606	$53,927
Supplemental disclosures of cash flow information:
Earn-out shares issued to Empower Sponsor Holdings LLC	$14,689	$—
Cash paid for interest	25,070	28,751
Cash paid for income taxes	6,834	10,648
Noncash investing and financing activities:
Assumption of warrant liability	—	28,713
Assumption of earn-out liability	—	17,722

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

Risks and Uncertainties

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has continued to experience disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of COVID-19's effect on the Company's operational and financial performance in the future will depend on future developments, including but not limited to the duration, spread, intensity and phase of the pandemic in various countries; the emergence of COVID-19 variants and the utilization and effectiveness of treatments and vaccines against these variants; the further impact of COVID-19 on the global economy; and demand for the Company's products and services. Should the ongoing COVID-19 pandemic not improve, or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, and financial condition  may be adversely affected.

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, specifically the conflict in Ukraine. The Company's operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with its suppliers and customers to minimize disruptions in delivering products to customers. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

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

The Company operates on a calendar year that ends on  December 31, 2022 and 2021. The three and nine month periods ended October 2, 2022 and September 26, 2021 each included 13 weeks and 39 weeks, respectively.

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

Leases

Operating lease right of use ("ROU") assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that the Company will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Since the Company's leases generally do not provide an implicit rate, the Company applies a portfolio approach using an estimated incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments. The rate applied is based on the currency of the lease. Leases having a lease term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases. See Note 14, "Lease Commitments," for further details.

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Adoption of the provisions of ASU 2020-04 are optional and are effective from March 12, 2020 through December 31, 2022. As of October 2, 2022, the Company did not adopt any expedients or exceptions under ASU 2020-04. The Company will continue to evaluate the impact of ASU 2020-04 and whether it will apply the optional expedients and exceptions.

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

ACQUISITIONS

During the 39-week period ended October 2, 2022, the Company has completed three acquisitions, and during the year ended December 31, 2021, the Company completed eight acquisitions. These acquisitions are expected to enhance the Company's portfolio of products and services in the automotive aftermarket and automotive safety solutions market.

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

During the 39-week period ended October 2, 2022, the Company acquired substantially all the assets of John's Ind., Inc. ("John's"), Southern Kentucky Classics ("SKC"), and Vesta Motorsports USA, Inc., doing business as RaceQuip ("RaceQuip"). These acquisitions were immaterial business combinations. Cash paid for the three acquisitions, net of cash acquired, was $13,778, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and nonamortizable intangibles and goodwill totaling $9,018. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. The final allocation of the purchase price to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	2022 (as initially reported)	Measurement Period Adjustments	2022 (as adjusted)
Accounts receivable	$959	$(397)	$562
Inventory	3,481	1,681	5,162
Property, plant and equipment	275	—	275
Other assets	1,132	(1,108)	24
Tradenames	1,689	—	1,689
Customer relationships	1,512	—	1,512
Goodwill	5,858	(41)	5,817
Accounts payable	(25)	(133)	(158)
Accrued liabilities	(1,103)	(2)	(1,105)
	$13,778	$—	$13,778

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

In 2021, the Company acquired substantially all the assets of Finspeed, LLC ("Finspeed"), Classic Instruments LLC ("Classic Instruments"), ADS Precision Machining, Inc., doing business as Arizona Desert Shocks ("ADS"), Rocket Performance Machine, Inc., doing business as Rocket Racing Wheels ("Rocket"), and Speartech Fuel Injections Systems, Inc ("Speartech"). These five acquisitions were individually immaterial business combinations that are material in the aggregate. Cash paid for the five immaterial acquisitions, net of cash acquired, was $19,685, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and nonamortizable intangibles and goodwill totaling $13,023. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. The final allocation of the purchase price to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed for Speartech and ADS. The measurement period has ended and the final fair value estimates of acquired assets and liabilities are reflected below for Finspeed, Classic Instruments and Rocket.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	2021 (as initially reported)	Measurement Period Adjustments	2021 (as adjusted)
Cash	$122	$—	$122
Accounts receivable	618	—	618
Inventory	3,975	—	3,975
Property, plant and equipment	2,274	—	2,274
Other assets	23	—	23
Tradenames	2,608	—	2,608
Customer relationships	2,450	—	2,450
Goodwill	8,087	(122)	7,965
Accounts payable	(343)	—	(343)
Accrued liabilities	(129)	122	(7)
	$19,685	$—	$19,685

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	December 23, 2021 (as initially reported)	Measurement Period Adjustments	December 23, 2021 (as adjusted)
Accounts receivable	$627	$—	$627
Inventory	1,813	—	1,813
Property, plant and equipment	695	—	695
Other assets	76	—	76
Tradenames	4,630	—	4,630
Customer relationships	6,075	—	6,075
Goodwill	8,363	(79)	8,284
Accounts payable	(81)	79	(2)
Accrued liabilities	(28)	—	(28)
	$22,170	$—	$22,170

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

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	December 16, 2021 (as initially reported)	Measurement Period Adjustments	December 16, 2021 (as adjusted)
Accounts receivable	$22	$—	$22
Inventory	1,682	—	1,682
Property, plant and equipment	20	—	20
Other assets	13	—	13
Tradenames	4,975	—	4,975
Goodwill	19,561	299	19,860
Accounts payable	(34)	—	(34)
Accrued liabilities	(403)	—	(403)
	$25,836	$299	$26,135

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

The contractual value of the accounts receivable acquired was $3,454.

3.	INVENTORY

Inventories of the Company consisted of the following:

	October 2, 2022	December 31, 2021
Raw materials	$70,902	$54,818
Work-in-process	24,588	21,728
Finished goods	135,019	108,494
	$230,509	$185,040

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	October 2, 2022	December 31, 2021
Land	$3,426	$1,330
Buildings and improvements	10,932	10,623
Machinery and equipment	65,826	56,824
Construction in process	10,933	12,859
Total property, plant and equipment	91,117	81,636
Less: accumulated depreciation	36,349	30,141
Property, plant and equipment, net	$54,768	$51,495

The Company’s long-lived assets by geographic locations are as follows:

	October 2, 2022	December 31, 2021
United States	$53,134	$49,547
International	1,634	1,948
Total property, plant and equipment, net	$54,768	$51,495

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the period indicated:

For the thirty-nine weeks ended October 2, 2022
Balance at December 31, 2021	$411,383
John's acquisition	240
SKC acquisition	1,270
RaceQuip acquisition	4,348
Measurement period adjustments*	57
Balance at October 2, 2022	$417,298

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Intangible assets consisted of the following:

	October 2, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(41,271)	$228,679
Tradenames	13,775	(4,663)	9,112
Technology	26,676	(10,912)	15,764
Total finite-lived intangible assets	$310,401	$(56,846)	$253,555

Indefinite-lived intangible assets:
Tradenames	$174,849	—	$174,849

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$268,438	$(32,662)	$235,776
Tradenames	13,775	(4,119)	9,656
Technology	26,675	(9,080)	17,595
Total finite-lived intangible assets	$308,888	$(45,861)	$263,027

Indefinite-lived intangible assets:
Tradenames	$175,434	—	$175,434

The following outlines the estimated future amortization expense related to intangible assets held as of October 2, 2022:

2022 (excluding the thirty-nine weeks ended October 2, 2022)	$3,697
2023	14,557
2024	13,744
2025	13,714
2026	13,608
Thereafter	194,235
Total	$253,555

During the third quarter of 2022, management concluded it was necessary to reevaluate goodwill and indefinite-lived intangible assets for impairment due to the supply chain challenges that have prevented us from building and shipping many of our most popular products, which resulted in the Company revising its earnings estimates for 2022. As a result of this evaluation, a pre-tax impairment of $2.4 million was recognized on certain indefinite-lived tradenames.

The fair value of the indefinite-lived tradenames was estimated using the relief from royalty method, a form of the income approach. Significant judgement is required in estimating the fair value of a reporting unit and in performing impairment tests. The most significant assumptions utilized in the determination of the estimated fair values of the indefinite-lived tradenames were the sales projections and long-term earnings growth rates, the royalty rate and the discount rate. The long-term earnings growth rate represents the expected rate at which the brands are expected to grow beyond the shorter-term business planning period. The royalty rate is based on observed market royalty rates for various industrial, consumer and commercial trademarks. The discount rate is based on the Company's weighted average cost of capital adjusted for risk. Due to the inherent uncertainty in forecasting future sales, actual results in the future may vary significantly from the forecasts. Disruptions arising from supply chain issues and other factors outside our control, such as ongoing or escalated international conflict and the U.S. response thereto, political unrest, terrorist attacks, and war (including the ongoing conflict in Ukraine) will likely continue to evolve and the effects on our business may differ from what we currently estimate. If the effects prove to be worse than is reflected in our current estimates, additional indefinite-lived intangible asset impairment and / or goodwill impairment charges could be required.

6.	DEBT

Debt of the Company consisted of the following:

	October 2, 2022	December 31, 2021
First lien term loan due November 17, 2028	$650,850	$630,000
Revolver	—	25,000
Other	2,764	3,812
Less unamortized debt issuance costs	(11,987)	(13,264)
	641,627	645,548
Less current portion of long-term debt	(6,000)	(7,875)
	$635,627	$637,673

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The proceeds of any delayed draw loans made after closing were available to the Company to finance acquisitions. As of October 2, 2022, the Company had drawn $57,000 under the delayed draw term loan. Availability under the delayed draw term loan expired in May 2022.

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $1,200 in outstanding letters of credit at October 2, 2022.

Proceeds from the new credit facility were used to repay in full the Company’s obligations under its existing first lien and second lien notes and to pay $13,413 in original issue discount and issuance costs related to the refinancing.

The first lien term loan is to be repaid in quarterly payments of$1,500 through September 30, 2028 with the balance due upon maturity on November 17, 2028. Beginning with the fiscal year ending on December 31, 2022, the Company is required to make a payment based on its available free cash flow (as defined in the Credit Agreement). Any such payments offset future mandatory quarterly payments.

Amounts outstanding under the new credit facility will accrue interest at a rate equal to either the London Interbank Offering Rate ("LIBOR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. At October 2, 2022, the weighted average interest rate on the Company's borrowings under the credit facility was 6.8%.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets. The Credit Agreement includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales. The Credit Agreement also requires that Holley maintain on the last day of each quarter, a Total Leverage Ratio not to exceed a maximum amount. At October 2, 2022, the Company was in compliance with all financial covenants.

Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

Future maturities of long-term debt and amortization of debt issuance costs as of October 2, 2022 are as follows:

2022 (excluding the thirty-nine weeks ended October 2, 2022)	$1,695	$436
2023	6,783	1,782
2024	6,790	1,847
2025	6,996	1,915
2026	6,000	1,987
Thereafter	625,350	4,020
	$653,614	$11,987

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

The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of October 2, 2022 and  December 31, 2021, a warrant liability with a fair value of $10,180 and $61,293, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. A $30,171 and $51,112 decrease in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week and 39-week periods ended October 2, 2022, respectively. A $17,273 increase was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for both the 13-week and 39-week periods ended September 26, 2021.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

8.	FAIR VALUE MEASUREMENTS

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured as of October 2, 2022
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$6,428	$—	$—	$6,428
Warrant liability (Private)	—	—	3,752	3,752
Earn-out liability	—	—	2,626	2,626
Total fair value	$6,428	$—	$6,378	$12,806

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$39,500	$—	$—	$39,500
Warrant liability (Private)	—	—	21,793	21,793
Earn-out liability	—	—	26,596	26,596
Total fair value	$39,500	$—	$48,389	$87,889

As of October 2, 2022, the Company's derivative liabilities for its private and public warrants and the earn-out liability (see Note 2, “Business Combination and Acquisitions,” for more details) are measured at fair value on a recurring basis. The fair value for the private warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its private warrants and earn-out liability. The fair value of the public warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income.

The fair value of private warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	October 2, 2022	December 31, 2021
Valuation date price	$4.05	$12.99
Strike price	$11.50	$11.50
Remaining life (in years)	3.79	4.54
Expected dividend	$—	$—
Risk-free interest rate	4.09%	1.19%
Price threshold	$18.00	$18.00

The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	October 2, 2022	December 31, 2021
Valuation date price	$4.05	$12.99
Expected term (in years)	5.79	6.54
Expected volatility	58.22%	40.59%
Risk-free interest rate	3.93%	1.40%
Price hurdle 1	not applicable	$13.00
Price hurdle 2	$15.00	$15.00

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

As of October 2, 2022 and December 31, 2021, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 during the 39-week period ended October 2, 2022 is as follows:

	For the thirty-nine weeks ended October 2, 2022
	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2021	$21,793	$26,596	$48,389
Liabilities reclassed to equity	—	(14,689)	(14,689)
Losses included in earnings	(18,041)	(9,281)	(27,322)
Balance at October 2, 2022	$3,752	$2,626	$6,378

9.	REVENUE

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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Electronic systems	$62,174	$73,256	$219,380	$231,190
Mechanical systems	37,317	34,783	127,365	112,914
Exhaust	15,183	17,023	52,552	60,365
Accessories	24,561	20,651	81,660	60,592
Safety	15,540	13,960	53,293	47,985
Total sales	$154,775	$159,673	$534,250	$513,046

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
United States	$150,155	$155,626	$519,728	$501,196
Italy	4,620	4,047	14,522	11,850
Total sales	$154,775	$159,673	$534,250	$513,046

10.	INCOME TAXES

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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Income tax expense (benefit)	$(1,345)	$(3,301)	$8,866	$7,255
Effective tax rates	nm	9.9%	9.1%	nm
nm - not meaningful

For the 13-week period ended October 2, 2022, the Company's effective tax rate differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the Private Warrants and the earn-out liability recognized during the period. For the 13-week period ended September 26, 2021, the Company’s effective tax rate of 9.9% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in the fair value of the warrant and earn-out liabilities recognized during the period.

For the 39-week period ended October 2, 2022, the Company's effective tax rate of 9.1% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period. For the 39-week period ended September 26, 2021, the Company’s effective tax rate differed from the 21% federal statutory rate primarily due to permanent differences resulting from the adjustment to the earn-out liability related to the 2020 acquisition of Simpson Performance Products ("Simpson") and changes in the fair value of the warrant and earn-out liabilities recognized during the period.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

11.	EARNINGS (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted earnings (loss) per share:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Numerator:
Net income (loss) - basic	$31,579	$(30,200)	$89,000	$(9,158)
Less: fair value adjustment for warrants	—	—	(51,112)	—
Net income (loss) - diluted	$31,579	$(30,200)	$37,888	$(9,158)
Denominator:
Weighted average common shares outstanding - basic	117,119,609	106,285,072	116,636,906	80,735,661
Dilutive effect of potential common shares from RSUs	18,525	—	124,603	—
Dilutive effect of potential common shares from warrants	—	—	512,104	—
Weighted average common shares outstanding - diluted	117,138,134	106,285,072	117,273,613	80,735,661
Earnings (loss) per share:
Basic	$0.27	$(0.28)	$0.76	$(0.11)
Diluted	$0.27	$(0.28)	$0.32	$(0.11)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Warrants to purchase shares of common stock having an exercise price greater than the average share market price for the thirteen weeks ended October 2, 2022 are excluded from the calculation of diluted earnings per share.

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,666,644	—	14,666,644
Stock options	1,769,614	1,394,008	1,769,614	1,394,008
Restricted stock units	220,051	658,891	220,051	658,891
Earn-out shares	1,093,750	2,187,500	1,093,750	2,187,500
Total anti-dilutive shares	17,716,726	18,907,043	3,083,415	18,907,043

12.	BENEFIT PLANS

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

The following summarizes the components of net periodic benefit cost for the Plan:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Components of expense:
Service cost	$27	$35	$81	$107
Interest cost	32	38	96	114
Expected return on plan assets	(52)	(58)	(156)	(180)
Amortization of net loss	—	9	—	19
Net periodic benefit cost	$7	$24	$21	$60

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The Company made matching contributions totaling $587 and $1,019 to our 401(k) plan during the 13-week periods ended October 2, 2022 and September 26, 2021, respectively. The Company made matching contributions totaling $2,431 and $2,020 to our 401(k) plan during the 39-week periods ended October 2, 2022 and September 26, 2021, respectively.

The Company made no contributions and contributions of $300 to the Plan during the 13-week periods ended October 2, 2022 and September 26, 2021, respectively. The Company made contributions of $150 and $417 to the Plan during the 39-week periods ended October 2, 2022 and September 26, 2021, respectively.

13.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which provides for the grant of restricted stock awards, incentive and nonqualified stock options, and other share based awards to employees, directors and non-employees. The 2021 Plan authorized 8,850,000 shares of the Company’s common stock to be available for award grants. As of October 2, 2022, 6,324,768 shares of common stock remained available for future issuance under the 2021 Plan.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Stock options	$559	$376	$1,764	$376
Restricted stock units	876	—	3,409	—
Profit interest units	1,438	2,110	4,345	2,372

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

Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of October 2, 2022, there was $4,671 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 2.0 years.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Restricted Stock Units

Restricted stock units (“RSUs”) vest ratably over one to three years of continued employment. The fair value of a RSU at the grant date is equal to the market price of the Company’s common stock on the grant date. On February 15, 2022 and May 6, 2022, the Company granted 228,180 and 16,767 RSUs, respectively to key employees with grant date fair values of $12.29 per unit and $9.95 per unit, respectively. Additionally, on May 11, 2022, 55,920 RSUs were granted to members of Holley's Board of Directors with a grant date fair value of $8.53 per unit. Compensation expense for RSUs is recorded based on amortization of the grant date fair market value over the period the restrictions lapse. As of October 2, 2022, there was $5,506 of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted average period of 2.0 years.

Profit Interest Units

The Holley Stockholder has authorized an incentive pool of 41.4 million units of Parent, which are designated as PIUs, that its management has the right to grant to certain employees of the Company. As of October 2, 2022, no units are available for grant. The PIU's are a special type of limited liability company equity unit that allows the recipient to potentially participate in a future increase in the value of the Company. PIUs are issued for no consideration and generally provide for vesting over the requisite service period, subject to the recipient remaining an employee of the Company through each vesting date.

As of October 2, 2022, there was $5,072 of unrecognized compensation cost related to time-based PIUs that is expected to be recognized over a remaining weighted-average period of 0.9 years.

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

The following table summarizes operating lease assets and obligations:

October 2, 2022
Assets:
Operating right of use assets	$31,274
Liabilities:
Current operating lease liabilities	$4,866
Long-term lease liabilities	26,950
Total lease liabilities	$31,816

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended	For the thirty-nine weeks ended
	October 2, 2022	October 2, 2022
Components of lease expense:
Operating lease expense	$1,753	$5,654
Short-term lease expense	599	1,849
Variable lease expense	195	609
Total lease expense	$2,547	$8,112
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,843	$5,424
Right of use assets obtained in exchange for new operating lease liabilities	—	13,769
Decapitalization of right-of-use assets upon lease termination and/or modification	—	12,178

Information associated with the measurement of operating lease obligations as of October 2, 2022 is as follows:

Weighted average remaining lease term (in years)	7.9
Weighted average discount rate	5.72%

The following table summarizes the maturities of the Company's operating lease liabilities as of October 2, 2022:

2022 (excluding the thirty-nine weeks ended October 2, 2022)	$1,847
2023	6,830
2024	5,583
2025	3,867
2026	3,660
Thereafter	18,318
Total lease payments	40,105
Less imputed interest	(8,289)
Present value of lease liabilities	$31,816

For the 13-week and 39-week periods ended September 26, 2021, total rent expense under operating leases approximated $1,992 and $5,665.

In accordance with ASC 840, Leases, the aggregate minimum non-cancelable annual lease payments under operating leases in effect on  December 31, 2021 were as follows:

2022	$8,517
2023	6,320
2024	4,766
2025	2,995
2026	2,813
Thereafter	8,546
Total minimum lease commitments	$33,957

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

15.	ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes the Company's total acquisition, restructuring and management fee costs:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Acquisitions (1)	$4	$228	$1,625	$3,439
Restructuring (2)	1,262	140	1,622	1,265
Management fees (3)	—	23,250	—	25,789
Earn out adjustment (4)	—	—	—	17,173
Total acquisition, restructuring and management fees	$1,266	$23,618	$3,247	$47,666

(1)	Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions.
(2)	Includes costs incurred as part of the restructuring of operations including professional and consulting services.
(3)	Includes acquisition costs and management fees paid to Sentinel Capital Partners.
(4)	A fair value adjustment to the contingent consideration payable from the Simpson acquisition.

16.	COMMITMENTS AND CONTINGENCIES

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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Beginning balance	$2,325	$2,928	$3,994	$3,989
Accrued for current year warranty claims	6,535	2,027	9,569	5,461
Settlement of warranty claims	(5,216)	(2,310)	(9,919)	(6,805)
Ending balance	$3,644	$2,645	$3,644	$2,645

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

In 2022 and 2021 Holley completed three acquisitions and eight acquisitions, respectively. The most significant acquisitions impacting the comparability of our operating results were:

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

Business Environment

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has continued to experience disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of COVID-19's effect on the Company's operational and financial performance in the future will depend on future developments, including but not limited to the duration, spread, intensity and phase of the pandemic in various countries; the emergence of COVID-19 variants and the utilization and effectiveness of treatments and vaccines against these variants; the further impact of COVID-19 on the global economy; and demand for the Company's products and services. Should the ongoing COVID-19 pandemic not improve, or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, and financial condition may be adversely affected.

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, specifically the conflict in Ukraine. The Company's operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with its suppliers and customers to minimize disruptions in delivering products to customers. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

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

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on LIBOR or the prime rate, plus the applicable margin rate. As of October 2, 2022, $650.9 million was outstanding under the Company's Credit Agreement.

Results of Operations

13-Week Period Ended October 2, 2022 Compared With 13-Week Period Ended September 26, 2021

The table below presents Holley’s results of operations for the 13-week periods ended October 2, 2022 and September 26, 2021 (dollars in thousands):

	For the thirteen weeks ended
	October 2, 2022	September 26, 2021	Change ($)	Change (%)
Net sales	$154,775	$159,673	$(4,898)	(3.1%)
Cost of goods sold	106,383	94,475	11,908	12.6%
Gross profit	48,392	65,198	(16,806)	(25.8%)
Selling, general, and administrative	31,921	28,891	3,030	10.5%
Research and development costs	6,039	7,133	(1,094)	(15.3%)
Amortization of intangible assets	3,662	3,553	109	3.1%
Impairment of indefinite-lived intangible assets	2,395	—	2,395	n/a
Acquisition and restructuring costs	1,266	368	898	244.0%
Related party acquisition and management fee costs	—	23,250	(23,250)	(100.0%)
Other expense	47	89	(42)	(47.2%)
Operating income	3,062	1,914	1,148	60.0%
Change in fair value of warrant liability	(30,171)	17,273	(47,444)	nm
Change in fair value of earn-out liability	(7,429)	6,866	(14,295)	nm
Loss on early extinguishment of debt	—	1,425	(1,425)	(100.0%)
Interest expense	10,428	9,851	577	5.9%
Income (loss) before income taxes	30,234	(33,501)	63,735	nm
Income tax benefit	(1,345)	(3,301)	1,956	(59.3%)
Net income (loss)	31,579	(30,200)	61,779	nm
Foreign currency translation adjustment	516	(31)	547	nm
Total comprehensive income (loss)	$32,095	$(30,231)	$62,326	nm

Net Sales

Net sales for the 13-week period ended October 2, 2022 decreased $4.9 million, or 3.1%, to $154.8 million, as compared to $159.7 million for the 13-week period ended September 26, 2021. Non-comparable sales associated with acquisitions contributed $7.7 million, or 4.8% of year-over-year growth. The remaining comparable sales decreased by $12.6 million, or 7.9%, compared to the prior year quarter, offsetting the impact from the acquisitions. The decline in comparable sales was primarily driven by supply chain constraints that prevented us from building and shipping to orders received from our customers. As a result, lower unit volume drove a decrease of approximately $24.0 million that was partially offset by improved price realization of approximately $11.4 million compared to the prior year period. Comparable year-over-year results by category include a decrease in electronic systems sales of $11.5 million (15.7% category decline), a decrease in exhaust system sales of $1.8 million (10.8% category decline), a decrease in mechanical systems sales of $1.0 million (2.8% category decline), and accessories sales growth of $1.8 million (8.6% category growth).

Cost of Goods Sold

Cost of goods sold for the 13-week period ended October 2, 2022 increased$11.9 million, or 12.6%, to $106.4 million, as compared to $94.5 million for the 13-week period ended September 26, 2021. The increase in cost of goods sold during the 13-week period ended October 2, 2022 in which net sales decreased reflects compression in gross profit margin primarily due to manufacturing inefficiencies driven by supply chain constraints, higher warranty costs, which increased $4.5 million compared to the prior year period, and inflationary pressures on certain other costs.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended October 2, 2022 decreased $16.8 million, or 25.8%, to $48.4 million, as compared to $65.2 million for the 13-week period ended September 26, 2021. Gross margin for the 13-week period ended October 2, 2022 of 31.3% decreased as compared to a gross margin of 40.8% for the 13-week period ended September 26, 2021. The decrease in gross profit and gross profit margin was driven primarily by inflationary factors, higher expenses associated with warranty costs, and a shift in the mix of products sold towards products with lower margins due in part to limitations caused by supply chain challenges. In general, gross margin and margins on individual products will remain under pressure due to various factors, including potential increases in manufacturing costs and the shift of the Company's sales mix towards products with lower gross margins. Gross margins could also be affected by the Company's ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended October 2, 2022 increased $3.0 million, or 10.5%, to $31.9 million, as compared to $28.9 million for the 13-week period ended September 26, 2021. When expressed as a percentage of sales, selling, general and administrative costs increased to 20.6% of sales for the 13-week period ended October 2, 2022, as compared to 18.1% of sales in 2021. The increase in selling, general and administrative costs was driven by a $2.6 million increase in outbound shipping and handling costs related to inflationary pressures from domestic shipping companies and an increase of $1.0 million attributable to recent acquisitions. Partially offsetting these increases was a decrease of $1.6 million in administrative and sales personnel costs, reflecting the Company's implementation of recent cost saving initiatives.

Research and Development Costs

Research and development costs for the 13-week period ended October 2, 2022 decreased $1.1 million, or 15.3%, to $6.0 million, as compared to $7.1 million for the 13-week period ended September 26, 2021. The decrease in research and development costs was primarily due to headcount reductions, reflecting the Company's implementation of recent cost saving initiatives.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets for the 13-week period ended October 2, 2022 was stable at $3.7 million as compared to $3.6 million for the 13-week period ended September 26, 2021. Additionally, an impairment charge of $2.4 million was recognized on certain indefinite-lived tradenames during the 13-week period ended October 2, 2022 (see Note 5, "Goodwill and Other Intangible Assets" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company's recognition of impairment charges).

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 13-week period ended October 2, 2022 increased $0.9 million to $1.3 million, as compared to $0.4 million for the 13-week period ended September 26, 2021. This increase primarily reflects restructuring activities associated with recent acquisitions.

Related Party Acquisition and Management Fee Costs

Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated. Related party acquisition and management fee costs for the 13-week period ended September 26, 2021 were $23.3 million.

Operating Income

As a result of factors described above, operating income for the 13-week period ended October 2, 2022 increased $1.2 million, or 60.0%, to $3.1 million, as compared to $1.9 million for the 13-week period ended September 26, 2021.

Change in Fair Value of Warrant Liability

For the 13-week period ended October 2, 2022 we recognized a gain of $30.2 million from the change in fair value of the warrant liability as compared to a loss of $17.3 million for the 13-week period ended September 26, 2021. The warrant liability reflects the fair value of the warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 13-week period ended October 2, 2022 we recognized a gain of $7.4 million from the change in fair value of the earn-out liability as compared to a loss of $6.9 million for the 13-week period ended September 26, 2021. The earn-out liability reflects the fair value of the earn-out shares resulting from the Business Combination.

Interest Expense

Interest expense for the 13-week period ended October 2, 2022 increased $0.6 million, or 5.9%, to $10.4 million, as compared to $9.9 million for the 13-week period ended September 26, 2021, reflecting a higher level of debt and a higher effective interest rate.

Income (Loss) before Income Taxes

As a result of factors described above, we recognized $30.2 million of income before income taxes for the 13-week period ended October 2, 2022, as compared to a pre-tax loss of $33.5 million for the 13-week period ended September 26, 2021.

Income Tax Benefit

Income tax benefit for the 13-week period ended October 2, 2022 was $1.4 million, as compared to an income tax benefit of $3.3 million for the 13-week period ended September 26, 2021. The difference between the effective tax rate for the 13-week period ended October 2, 2022 and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. The effective tax rate for the 13-week period ended September 26, 2021 was 9.9%. The difference between the effective tax rate and the federal statutory rate in 2021 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities.

Net Income (Loss) and Total Comprehensive Income (Loss)

As a result of factors described above, we recognized net income of $31.6 million for the 13-week period ended October 2, 2022, as compared to a net loss of $30.2 million for the 13-week period ended September 26, 2021. Additionally, we recognized total comprehensive income of $32.1 million for the 13-week period ended October 2, 2022, as compared to a comprehensive loss of $30.2 million for the 13-week period ended September 26, 2021. Comprehensive income (loss) includes the effect of foreign currency translation adjustments.

39-week period ended October 2, 2022 Compared With 39-week period ended September 26, 2021

The table below presents Holley’s results of operations for the 39-week periods ended October 2, 2022 and September 26, 2021 (dollars in thousands):

	For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	Change ($)	Change (%)
Net sales	$534,250	$513,046	$21,204	4.1%
Cost of goods sold	327,849	300,969	26,880	8.9%
Gross profit	206,401	212,077	(5,676)	(2.7%)
Selling, general, and administrative	102,532	79,093	23,439	29.6%
Research and development costs	22,396	20,167	2,229	11.1%
Amortization of intangible assets	10,985	10,391	594	5.7%
Impairment of indefinite-lived intangible assets	2,395	—	2,395	n/a
Acquisition and restructuring costs	3,247	21,877	(18,630)	(85.2%)
Related party acquisition and management fee costs	—	25,789	(25,789)	(100.0%)
Other expense	594	3	591	nm
Operating income	64,252	54,757	9,495	17.3%
Change in fair value of warrant liability	(51,112)	17,273	(68,385)	nm
Change in fair value of earn-out liability	(9,282)	6,866	(16,148)	nm
Loss on early extinguishment of debt	—	1,425	(1,425)	(100.0%)
Interest expense	26,780	31,096	(4,316)	(13.9%)
Income (loss) before income taxes	97,866	(1,903)	99,769	nm
Income tax expense	8,866	7,255	1,611	22.2%
Net income (loss)	89,000	(9,158)	98,158	nm
Foreign currency translation adjustment	1,258	(12)	1,270	nm
Total comprehensive income (loss)	$90,258	$(9,170)	$99,428	nm

Net Sales

Net sales for the 39-week period ended October 2, 2022 increased $21.2 million, or 4.1%, to $534.3 million, as compared to $513.1 million for the 39-week period ended September 26, 2021. Non-comparable sales associated with acquisitions contributed $25.4 million, or 5.0% of total year-over-year growth. The remaining comparable sales for the year-to-date period decreased by $4.2 million, or 0.8%. The decline in comparable sales was primarily driven by supply chain constraints that prevented us from building and shipping to orders received from our customers.  As a result, lower unit volume drive a decrease of approximately $47.1 million that was partially offset by improved price realization of approximately $42.9 million compared to the prior year period.Comparable year-over-year results by category include a decrease in electronic system sales of $13.2 million (5.7% category decline), a decrease in exhaust system sales of $7.8 million (12.9% category decline), accessories sales growth of $9.8 million (16.1% category growth), safety product sales growth of $3.7 million (7.6% category growth), and mechanical system sales growth of $3.3 million (3.0% category growth).

Cost of Goods Sold

Cost of goods sold for the 39-week period ended October 2, 2022 increased $26.9 million, or 8.9%, to $327.9 million, as compared to $301.0 million for the 39-week period ended September 26, 2021. The increase in cost of goods sold during the 39-week period ended October 2, 2022 reflects the increase in product sales during such period combined with compression in gross profit margin due to manufacturing inefficiencies driven by supply chain constraints, higher warranty costs, which increased $4.1 million compared to the prior year, and inflationary pressures on certain other costs.

Gross Profit and Gross Margin

Gross profit for the 39-week period ended October 2, 2022 decreased $5.7 million, or 2.7%, to $206.4 million, as compared to $212.1 million for the 39-week period ended September 26, 2021. Gross margin for the 39-week period ended October 2, 2022 of 38.6% decreased from gross margin of 41.3% for the 39-week period ended September 26, 2021. The decrease in gross profit and gross profit margin was driven primarily by inflationary factors, higher expenses associated with warranty costs, and a shift in the mix of products sold towards products with lower margins due in part to limitations caused by supply chain challenges. In general, gross margin and margins on individual products will remain under pressure due to various factors, including potential increases in manufacturing costs and the shift of the Company's sales mix towards products with lower gross margins. Gross margins could also be affected by the Company's ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products.

Selling, General and Administrative

Selling, general and administrative costs for the 39-week period ended October 2, 2022 increased $23.4 million, or 29.6%, to $102.5 million, as compared to $79.1 million for the 39-week period ended September 26, 2021. When expressed as a percentage of sales, selling, general and administrative costs increased to 19.2% of sales for the 39-week period ended October 2, 2022, as compared to 15.4% of sales in 2021. Recent acquisitions accounted for $2.7 million of the increase in selling, general and administrative costs. The increase in costs was also driven by a $6.8 million increase in compensation expense related to equity awards, a $3.0 million increase in administrative and sales personnel costs, reflecting company growth and the additional requirements of becoming a public company, and a $5.0 million increase in outbound shipping and handling costs related to inflationary pressures from domestic shipping companies.

Research and Development Costs

Research and development costs for the 39-week period ended October 2, 2022 increased $2.2 million, or 11.1%, to $22.4 million, as compared to $20.2 million for the 39-week period ended September 26, 2021. The increase in research and development costs were primarily due to headcount investments as we continue to pursue product innovation and new products.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets for the 39-week period ended October 2, 2022 increased $0.6 million, or 5.7%, to $11.0 million, as compared to $10.4 million for the 39-week period ended September 26, 2021 due to recent acquisitions. Additionally, an impairment charge of $2.4 million was recognized on certain indefinite-lived tradenames during the 39-week period ended October 2, 2022 (see Note 5, "Goodwill and Other Intangible Assets" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company's recognition of impairment charges).

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 39-week period ended October 2, 2022 decreased $18.6 million, or 85.2%, to $3.3 million, as compared to $21.9 million for the 39-week period ended September 26, 2021. The 39-week period ended September 26, 2021 included an adjustment of $17.2 million for contingent consideration payable for the acquisition of Simpson Performance Products ("Simpson").

Related Party Acquisition and Management Fee Costs

Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated. Related party acquisition and management fee costs for the 39-week period ended September 26, 2021 were $25.8 million.

Operating Income

As a result of factors described above, operating income for the 39-week period ended October 2, 2022 increased $9.5 million, or 17.3%, to $64.3 million, as compared to $54.8 million for the 39-week period ended September 26, 2021.

Change in Fair Value of Warrant Liability

For the 39-week period ended October 2, 2022 we recognized a gain of $51.1 million from the change in fair value of the warrant liability as compared to a loss of $17.3 million for the 39-week period ended September 26, 2021. The warrant liability reflects the fair value of the warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 39-week period ended October 2, 2022 we recognized a gain of $9.3 million from the change in fair value of the earn-out liability as compared to a loss of $6.9 million for the 39-week period ended September 26, 2021. The earn-out liability reflects the fair value of the earn-out shares resulting from the Business Combination. During the first quarter of 2022, the first tranche, representing half of the Earn-Out Shares, met the required market share price criteria and were issued. This issuance of the Company's common stock resulted in a reduction of the earn-out liability of $14.7 million, representing the fair value of the earn-out shares on the vesting date, which was reclassified from liabilities to equity. At October 2, 2022, there are 1,093,750 potential future Earn-Out Shares remaining.

Interest Expense

Interest expense for the 39-week period ended October 2, 2022 decreased $4.3 million, or 13.9%, to $26.8 million, as compared to $31.1 million for the 39-week period ended September 26, 2021. The decrease was primarily due to a lower effective interest rate combined with the favorable impact of the $100 million paydown on our second lien note in July 2021.

Income (Loss) before Income Taxes

As a result of factors described above, we recognized income before income taxes of $97.9 million for the 39-week period ended October 2, 2022, as compared to a pre-tax loss of $1.9 million for the 39-week period ended September 26, 2021.

Income Tax Expense

Income tax expense of $8.9 million for the 39-week period ended October 2, 2022 increased by $1.6 million as compared to $7.3 million for the 39-week period ended September 26, 2021. The effective tax rate for the 39-week period ended October 2, 2022 was 9.1%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. The difference between the effective tax rate for the 39-week period ended September 26, 2021and the federal statutory rate in 2021 was due to the permanent difference resulting from the adjustment to the Simpson earn-out liability during the period and the change in fair value of the warrant and earn-out liabilities.

Net Income (Loss) and Total Comprehensive Income (Loss)

As a result of factors described above, we recognized net income of $89.0 million for the 39-week period ended October 2, 2022, as compared to a net loss of $9.2 million for the 39-week period ended September 26, 2021. Additionally, we recognized total comprehensive income of $90.3 million for the 39-week period ended October 2, 2022, as compared to a comprehensive loss of $9.2 million for the 39-week period ended September 26, 2021. Comprehensive income (loss) includes the effect of foreign currency translation adjustments.

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

Holley defines EBITDA as earnings before (a) depreciation, (b) amortization of intangible assets, (c) interest expense, and (d) income tax expense. Holley defines Adjusted EBITDA as EBITDA plus (i) acquisition and restructuring costs, which for the 39-week period ended September 26, 2021 includes a $17.2 million adjustment due to a change in the fair value of the Simpson acquisition contingent consideration payable, (ii) impairment of indefinite-lived intangible assets, (iii) changes in the fair value of the warrant liability, (iv) changes in the fair value of the earn-out liability, (v) loss on the early extinguishment of debt, (vi) compensation expense related to equity awards, (vii) related party acquisition and management fee costs, (viii) notable items that in 2022 consist primarily of non-cash adjustments related to the adoption of ASC 842, "Leases," and in 2021 consist primarily of the amortization of the fair market value increase in inventory due to acquisitions, and (ix) other expenses, which includes losses from disposal of fixed assets and foreign currency transactions. We have included within the definition of Adjusted EBITDA impairment of indefinite-lived intangible assets, changes in the fair value of warrant liabilities, changes in the fair value of the earn-out liability, and losses from the early extinguishment of debt, as management believes such matters, when they occur, do not directly reflect the performance of the underlying business.

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

The following unaudited table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the 13-week and 39-week periods ended October 2, 2022 and September 26, 2021 (dollars in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021	October 2, 2022	September 26, 2021
Net income (loss)	$31,579	$(30,200)	$89,000	$(9,158)
Adjustments:
Depreciation	2,837	2,875	7,500	7,328
Amortization of intangible assets	3,662	3,553	10,985	10,391
Interest expense	10,428	9,851	26,780	31,096
Income tax expense	(1,345)	(3,301)	8,866	7,255
EBITDA	47,161	(17,222)	143,131	46,912
Acquisition and restructuring costs	1,266	368	3,247	21,877
Impairment of indefinite-lived intangible assets	2,395	—	2,395	—
Change in fair value of warrant liability	(30,171)	17,273	(51,112)	17,273
Change in fair value of earn-out liability	(7,429)	6,866	(9,282)	6,866
Loss on early extinguishment of debt	—	1,425	—	1,425
Equity-based compensation expense	2,873	2,486	9,518	2,748
Related party acquisition and management fee costs	—	23,250	—	25,789
Notable items	213	938	1,097	10,513
Other expense	47	89	594	3
Adjusted EBITDA	$16,355	$35,473	$99,588	$133,406

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

As of October 2, 2022, the Company had cash of $16.6 million and availability of $123.8 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. As of October 2, 2022, the Company had $1.2 million of letters of credit outstanding under the revolving credit facility.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $2.2 million, including short term leases, due during the remainder of fiscal year 2022. See Note 14, "Lease Commitments" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.

Holley's capital expenditures are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $14 million to $15 million in fiscal year 2022.

See Note 6, "Debt" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of October 2, 2022, based on the then current weighted average interest rate of 6.8%, expected interest payments associated with outstanding debt totaled approximately $11.3 million for the remainder of fiscal year 2022.

As discussed under “Business Environment” above, although the future impact of supply chain disruptions and inflationary pressures are highly uncertain, we believe that our current operating performance, operating plan, cash position, and borrowings available under our revolving credit facility, will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next 12 months and thereafter for the foreseeable future.

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

39-week period ended October 2, 2022 Compared With 39-week period ended September 26, 2021

	For the thirty-nine weeks ended
	October 2, 2022	September 26, 2021
Cash flows from operating activities	$12,164	$24,917
Cash flows used in investing activities	(25,349)	(71,931)
Cash flows used in financing activities	(5,457)	29,267
Effect of foreign currency rate fluctuations on cash	(1,077)	—
Net decrease in cash and cash equivalents	$(19,719)	$(17,747)

Operating Activities. Cash provided by operating activities for the 39-week period ended October 2, 2022 was $12.2 million compared to $24.9 million for the 39-week period ended September 26, 2021. Significant components of the year-over-year change in cash provided by operating activities included negative fluctuations from inventories and accounts payable of $15.7 million and $11.7 million, respectively. Offsetting these decreases were increases in cash provided by accrued liabilities and prepaids and other current assets of $8.0 million and $4.5 million, respectively. The changes in inventory and accounts payable reflect the fluctuations in sales during 2022 while accounts payable is also impacted by the timing of payments.

Investing Activities. Cash used in investing activities for the 39-week period ended October 2, 2022 was $25.4 million, which included $11.3 million relating to capital expenditures and $14.1 million relating to acquisitions. During the 39-week period ended September 26, 2021, cash used in investing activities was $71.9 million which included $61.8 million relating to acquisitions and $10.2 million due to capital expenditures.

Financing Activities. Cash used in financing activities for the 39-week period ended October 2, 2022 was $5.5 million, which primarily reflected net principal payments on long-term debt. Cash provided by financing activities for the 39-week period ended September 26, 2021 was $29.3 million, which included $132.3 million in cash received due to the recapitalization and $103.0 million in principal payments on long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. The Company generally does not hedge its interest rate exposure. The Company had $653.6 million of debt outstanding as of October 2, 2022. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $6.5 million change to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of October 2, 2022, the majority the Company’s cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of October 2, 2022, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euros and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 4. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of October 2, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 15, 2022.

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

Holley Inc.

/s/ Stephen Trussell
Stephen Trussell
Interim Chief Financial Officer and V.P. of Finance (Duly Authorized Officer)

November 14, 2022