Form 10-K
period 2022-12-31
Holley Inc.
filed 2023-03-15
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(270) 782-2900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	symbol(s)	on which registered
Common Stock, par value $0.0001	HLLY	New York Stock Exchange
Warrants to Purchase Common Stock	HLLY WS	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sales price of $10.98 reported on the New York Stock Exchange, was approximately $560 million.

There were 118,241,747 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of March 10, 2023.

Documents incorporated by reference: Parts of the registrant’s Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Securities Act and Exchange Act, as well as protections afforded by other federal securities laws. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Forward-looking statements may be accompanied by words such as “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend” or similar expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including, but not limited to, the Company’s ability to do any of the following:

•	execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
•	anticipate and manage through disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain company products in distribution channels;
•	anticipate and manage through supply shortages of key component parts used in our products and the need to shift the mix of products offered in response thereto;
•	respond to interruption from catastrophic events and problems such as terrorism, public health crises, cyber-attacks, or failure of key information technology systems;
•	maintain key strategic relationships with partners and resellers;
•	anticipate and manage through the rise in interest rates which would increase the cost of capital, as well as respond to inflationary pressures;
•	enhance future operating and financial results;
•	respond to uncertainties associated with product and service development and market acceptance;
•	attract and retain qualified employees and key personnel;
•	protect and enhance the Company’s corporate reputation and brand awareness;
•	effectively respond to general economic and business conditions;
•	acquire and protect intellectual property;
•	collect, store, process and use personal and payment information and other consumer data;
•	comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;
•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
•	obtain additional capital, including use of the debt market;
•	manage to finance operations on an economically viable basis;
•	maintain Holley’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”) and warrants to purchase Common Stock (“Warrants”);
•	comply with laws and regulations applicable to its business, including laws and regulations related to environmental health and safety;
•	respond to litigation, complaints, product liability claims and/or adverse publicity;
•	stay abreast of modified or new laws and regulations;
•	anticipate the significance and timing of contractual obligations;
•	anticipate the impact of, and response to, new accounting standards;
•	maintain proper and effective internal controls;

•	anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;
•	anticipate the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•	anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and
•	other risks and factors, listed under the caption “Risk Factors” included in this Annual Report.

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

Risk Related to Our Business and Industry

•	A downturn in consumer spending, including as a result of a severe or prolonged economic downturn, could adversely impact our financial condition and results of operations.
•	Inflation could result in higher costs and decreased profitability.
•	Disruptions of supply or shortages of raw materials or components used in our products could harm our business and profitability, as well as the financial condition of our distributors.
•

A significant disruption in the operations of our manufacturing facilities or distribution centers could have a material adverse effect on our business, sales, financial condition and results of operations.

•

A global pandemic, such as the COVID-19 pandemic, could adversely affect our business, sales, financial condition and results of operations and our ability to access current or obtain new lending facilities.

•	Failure to compete effectively or to develop and market new products and a reduction in demand for our products could reduce our business, financial condition and results of operations.
•	Increased electric vehicles ownership could impact our financial condition and results of operations.
•	Inaccurate forecasting of product demand could harm our financial performance.
•	We may not be able to effectively manage our growth.
•	Our growth partially depends on attracting new customers in a cost-effective manner and expanding into additional consumer markets and we may not successfully do so.
•	Our failure to protect our brand could harm our financial condition and results of operations.
•	Our profitability may decline as a result of increasing pressure on pricing.
•	Disruptions in our manufacturing facilities or distribution centers could have a material adverse effect on our sales, profitability and results of operations.
•	Increases in cost, disruption of supply or shortage of raw materials could harm our business.
•	Our current and future products may experience quality problems, which could result in negative publicity, litigation, product recalls, and warranty claims, resulting in decreased sales.
•	Our failure to maintain relationships with retail partners or increase sales through our direct-to-consumer ("DTC") channel could harm our business.
•

Our success depends on the continuing efforts of our employees and retention of skilled personnel, and our results of operations may be adversely affected by labor shortages, turnover and labor cost increases.

•

Our failure to upgrade and maintain information technology systems, to respond to cyber-attacks, security breaches, or computer viruses, or to comply with privacy and data protections laws, and respond to privacy or data breaches could adversely impact our business.

•	If our estimates relating to our accounting policies prove to be incorrect, our results of operations could be harmed.
•	Our disclosure controls and procedures may not prevent or detect all acts of fraud.
•	Our business could be negatively impacted by the effects of global climate change or the increasing scrutiny and evolving expectations with respect to our environment, social and governance practices.

Legal, Regulatory and Compliance Risks Related to Our Business

•

We may become involved in legal or regulatory proceedings, including intellectual property claims or lawsuits that could cause us to incur significant costs or that could prohibit us from selling our products.

•	Unauthorized sales of our products could harm our reputation.
•

We are subject to environmental, health and safety laws and regulations as well as privacy laws, regulations, and standards, which could subject us to liabilities, increase costs or restrict operations in the future.

•	Our insurance policies may not provide adequate levels of coverage against all claims, and we may incur losses that are not covered by our insurance.

Risks Related to Ownership of Our Securities

•

Certain of our stockholders, including Holley Parent Holdings, LLC (the “Holley Stockholder”) and the Empower Sponsor Holdings LLC (the “Sponsor”) (together with its affiliates), may have conflicts of interest with other stockholders and may limit your ability to influence corporate matters.

•	Warrants are exercisable for Common Stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•

The Warrants may never be in the money, they may expire worthless, or the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment.

•	The market price and trading volume of Common Stock and Warrants may be volatile.
•	Reports published by analysts could adversely affect the market price and trading volume of Common Stock and Warrants.
•	Future sales of our Common Stock and Warrants in the public market could cause our stock price to fall.
•	We may redeem unexpired Warrants to their exercise at a time that is disadvantageous to the Warrant holders, thereby making the Warrants worthless.

PART I

Item 1. Business

About Us

Founded in 1903, Holley, Inc. (“Holley” or the “Company”) has been a part of the automotive industry for well over a century. We are a leading designer, marketer, and manufacturer of high-performance automotive aftermarket products for car and truck enthusiasts. Our products span a number of automotive platforms and are sold across multiple channels. We attribute a major component of our success to our brands, including “Holley”, “APR”, “MSD” and “Flowmaster”, among others. In addition, we have recently added to our brand lineup through a series of strategic acquisitions, including our 2022 acquisitions of substantially all the assets of John’s Ind., Inc. (“John’s”), Southern Kentucky Classics (“SKC”), and Vesta Motorsports USA, Inc., d.b.a. RaceQuip (“RaceQuip”), our 2021 acquisitions of substantially all the assets of AEM Performance Electronics (“AEM”), Classic Instruments LLC (“Classic Instruments”), ADS Precision Machining, Inc., d.b.a. Arizona Desert Shocks (“ADS”), Baer, Inc, d.b.a. Baer Brakes (“Baer”), Brothers Mail Order Industries, Inc., d.b.a. Brothers Trucks (“Brothers”), Rocket Performance Machine, Inc., d.b.a. Rocket Racing Wheels (“Rocket”), and Speartech Fuel Injections Systems, Inc. (“Speartech”), and our 2020 acquisitions of Simpson Racing Products, Inc. (“Simpson”), Drake Automotive Group LLC (“Drake”) and Detroit Speed, Inc. (“Detroit Speed”). Through these strategic acquisitions, we have increased our market position in the otherwise highly fragmented performance automotive aftermarket industry.

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

On July 16, 2021, we consummated a business combination (“Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc., a direct wholly owned subsidiary of Empower (“Merger Sub I”), Empower Merger Sub II LLC, a direct wholly owned subsidiary of Empower (“Merger Sub II”), and Holley Intermediate Holdings, Inc. ("Holdings"). The Merger Agreement provided for, among other things, the following transactions: (i) Merger Sub I merged with and into Holdings, the separate corporate existence of Merger Sub I ceased, and Holdings became the surviving corporation, and (ii) Holdings merged with and into Merger Sub II, the separate corporate existence of Holdings ceased, and Merger Sub II became the surviving limited liability company. Upon closing, Empower changed its name to Holley Inc. and its trading symbol on the New York Stock Exchange (the “NYSE”) from “EMPW” to “HLLY.”

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

•

Accelerate Growth Through Continued M&A: We have historically used strategic acquisitions to expand our brand portfolio, enter new product categories and consumer segments, and expand share in current product categories. While we believe our business is positioned for continued organic growth, we intend to continue evaluating opportunities for strategic acquisitions that complement our current business and expand our addressable target market. We believe that our scalable business platform, relationships with our distribution and channel partners, strong loyalty with our growing consumer base, and experienced management team and board of directors, position us to realize the benefits from the integration of recent acquisitions and prime us for future acquisitions. See “Risk Factors—Risks Relating to Holley’s Business and Industry—The Company may acquire or invest in other companies, which could divert the Company management’s attention, result in dilution to the Company stockholders, and otherwise disrupt the Company operations and harm the Company business, sales, financial condition and results of operations” for a discussion of the risks related to the Company’s M&A activity.

•

Expand Direct-to-Consumer (“DTC”) Sales and Further Engage with Our Consumers: We are highly focused on deepening our engagement with our enthusiast consumers and selling them products through our fast-growing online platform. We have multiple touch points in our consumer ecosystem, ranging from social media to our website, to our many in-person enthusiast events. See “Risk Factors—Risks Relating to Holley’s Business and Industry—If the Company’s plans to increase sales through its DTC channel are not successful, the Company’s business, sales, financial condition and results of operations could be harmed” for a discussion of the risks related to the Company’s DTC channel.

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

We believe the following factors distinguish Holley from its competitors:

•

Brand that resonates with enthusiasts: we actively engage enthusiasts at the platform level across multiple channels (e.g., events, digital media, online communities, etc.), creating reference networks for potential consumers.

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

Brands

We have a strong portfolio of brands covering various product categories. Our portfolio consists of over 70 brands spanning across 30 product categories. Our top seven brands generated 68% of our sales in 2022.

•

Holley EFI: Currently our largest brand and represented 14% of our sales for 2022. Our Holley EFI brand focuses on electronic fuel injection technology and showcases our new product development engine.

•

Holley: Currently our second largest brand and represented 14% of our sales for 2022. The Holley brand resonates with consumers as the majority of automotive enthusiast consumers recognize the Holley brand. Holley offers a variety of products across multiple categories but traces its roots back to carburetors which originally made the brand famous with automotive enthusiasts.

•

MSD: Currently our third leading brand and represented 10% of our sales for 2022. MSD has historically been focused on production of ignition products but today has been more focused on developing electronics for the powertrain category.

•

Simpson: Currently our fourth leading brand and represented 9% of our sales for 2022. Simpson was acquired in 2020 and has focused on motorsport safety products including helmets, head and neck restraints, seat belts and fire suits.

•	Powerteq: Currently our fifth leading brand and represented 8% of our sales for 2022. Powerteq is focused on exhaust, intakes, drivetrain and engine tuning products and accessories.
•	Accel: Currently our sixth largest brand and represented 7% of our sales in 2022. Accel is focused on performance fuel and ignition systems.
•	Flowmaster: Currently our seventh largest brand and represented 6% of our sales in 2022. Flowmaster's main focus is on developing exhaust products.

We believe the popularity of our brands is the result of consistently delivering high quality, innovative products that resonate with our enthusiast consumers. Our brands have allowed us to build direct, trusted and long-lasting relationships with our consumers and resellers.

Product Development

We offer our enthusiast consumers a comprehensive suite of performance automotive aftermarket products to meet a wide range of needs. We are continuously innovating and evolving our product offerings to meet ever-changing consumer needs. We invest heavily in developing new products, spending an average of $20.5 million per year on research and development since 2017 . We believe our product development capabilities will enable us to create sustainable long-term growth and margin enhancements for our business.

We have a history of developing innovative products, including new products in existing categories like Electronic Fuel Injection, product line expansions, and products that bring us into new markets including components for converting ICE vehicles to electric powertrains. We have thoughtfully expanded our product portfolio over time to adapt to consumer needs and find solutions to new consumer demands. We expand our existing product families and enter new product categories by creating solutions grounded in our expert insights and relevant market knowledge. We believe we have a meaningful runway across our target product categories and product vintages, and we are well positioned for future growth by expanding in adjacent and transformational categories that present opportunities for further market penetration in the Performance Suspension, Braking and Powertrain Conversion Systems markets. We believe there are also opportunities to capitalize on growing our powertrain agnostic categories like Automotive and Motorcycle Safety.

Suppliers

We run a flexible sourcing model with a mix of global sourcing and in-house manufacturing. Our best value sourcing model decisions are based on a mix of cost, quality and service. We have a diverse global supplier base and no material supplier concentration. Our efficient sourcing model enables strong gross margins and cash conversion.

We believe there is an adequate supply of raw materials and key components; however, there can be no assurance over the long term that the availability of materials and components or increases in commodity prices will not materially affect our business or results of operations. Ongoing supply chain disruptions, resulting in supply shortages and higher shipping charges, have and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining raw materials and key components. We have experienced, and may continue to experience, disruptions due to the global supply shortage of automotive-grade microchips, which has resulted in increased microchip delivery lead times.

Marketing

We reach and engage our consumers where they participate in the performance automotive aftermarket – online and in person. Our marketing strategy is centered on strong brand equity, leading new product innovation capabilities and delivering consistently high-quality products. In 2022, we spent approximately $11.6 million (or approximately 2% of our 2022 annual gross sales) on marketing and advertising. Going forward, consistent with our value creation strategies, we intend to continue our investments in direct consumer marketing and advertising as well as refocus our current mix of spending towards activities believed to generate the highest return on investment. We believe these strategies will have a meaningfully positive impact across our brand portfolio.

In recent years, we have shifted our marketing efforts towards digital advertising and have increased investments in consumer engagement directly via digital and social media platforms and campaigns. Additionally, since mid-2020 we increased resources focused on expanding our e-commerce and digital platforms. These efforts have included turning Holley.com into a destination for automotive enthusiasts and launching Motor Life, our internal digital publication that is available to the public on our website. As a result, we have experienced a significant increase in social media and online engagement since that time. Continued expansion of and investment in digital and social media are expected in the future, including focusing on strategies to grow the high margin DTC channel.

We have also spent significant time and effort in creating engaging, in-person events to build the Holley tribe. These events focus on creating memorable experiences for enthusiasts, celebrate car culture, build community and show enthusiasts how Holley products can help them enjoy their vehicles. Since 2015, our events have grown in total annual attendance from 14,000 to106,000 in2022. We currently host seven annual self-funding events, including LS Fest East, LS Fest West, Ford Fest, MoParty, High Voltage, Brother's Truck Show, plus a new event launched in 2022, LS Fest Texas, our largest inaugural event to date.

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

Resellers: We have historically sold the majority of our products through resellers who purchase our products and resell them through various channels. These resellers consist of E-tailers, warehouse distributors, traditional retailers, and jobber/installers with E-tailers and warehouse distributors accounting for 60% of our sales in 2022, and our top ten resellers accounting for 39% of our sales in 2022 with our largest reseller making up 19% of our sales in 2022.

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

Intellectual Property

Patents, trademarks, and other proprietary rights are important to the continued success of our business. We own and have licensing arrangements for a number of U.S. and foreign patents, trademarks, and other proprietary rights related to our products and business. We also rely upon continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including the use of confidentiality and other similar agreements. We do not consider our business to be dependent on any single patent, nor is the expiration of any patent expected to materially affect our business. Our current patents will expire over various periods and we continue to file new patent applications on newly developed technology. From time to time, we become aware of potential infringement of our patent, trademark, or other proprietary rights, and we investigate instances of alleged infringement where we believe it is merited and take appropriate actions under applicable intellectual property laws in response to such infringements where we determine it is valuable to do so. Similarly, from time to time we are the subject of intellectual property and other proprietary rights related suits and other litigation.

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

Increasing global efforts to control emissions of carbon dioxide, methane, ozone, nitrogen oxide and other greenhouse gases and pollutants, as well as the shifting focus of regulatory efforts towards total emissions output, have the potential to impact our facilities, costs, products and customers. The U.S. Environmental Protection Agency (“EPA”) has taken action to control greenhouse gases from certain stationary and mobile sources. In addition, several states have taken steps, such as adoption of cap-and-trade programs or other regulatory systems, to address greenhouse gases. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. These developments and further actions that may be taken in the U.S. and in other countries, states or provinces could affect our operations both positively and negatively (e.g., by affecting the demand for or suitability of some of our products).

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

Employees

Holley’s employees are integral to our strategic growth and success. We consider our team members to be our most valuable asset and seek to attract and maintain the highest quality talent by offering competitive benefits and wellness services, opportunities to grow professionally, and regular evaluations, among other initiatives. As of December 31, 2022, we employed 1,622 full-time employees and 100 temporary employees. Approximately 48% of our full-time employees are based primarily in our Bowling Green, KY headquarters, distribution center and manufacturing plants. None of our employees are subject to collective bargaining agreements or represented by a labor union. We believe our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our employees are good.

Many of our employees are automotive enthusiasts. We pride ourselves on having a platform built for enthusiasts by enthusiasts. As of December 2022, our Engineering function includes approximately 203 employees, including many enthusiast-focused engineers who are passionate about cars. We continue to seek out top level talent that will help accomplish our mission and vision moving forward. Our goal is to create an inclusive and safe environment for our employees that keeps them engaged in their work.

Compensation and Benefits. We strive to hire, develop and retain top talent. We attract and reward our employees by providing competitive benefits, including market-competitive compensation, medical, dental and vision insurance, short-term and long-term disability insurance, basic life and accidental death and dismemberment insurance, voluntary supplemental coverages, flexible spending accounts, paid time off, and our 401(k) program. Holley matches employee contributions to the 401(k) Plan up to 3.5% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance to targets.

Health, Safety and Wellness. Holley is committed to the health and well-being of its employees and designs its compensation and benefit programs to demonstrate this commitment. Our programs are intended to support the physical and mental well-being of our employees and their families by providing the tools and resources for employees to improve or maintain their health and to lessen concerns about missing work and the potential financial impact.

Employee health and safety in the workplace is one of our top priorities. We have implemented programs and training designed to eliminate workplace incidents, risks and hazards. The core training provided includes Emergency Response, OSHA Reporting, Fire Safety, and Office Ergonomics. We also review and monitor our performance closely. In response to the COVID-19 pandemic, we followed guidance from the Centers for Disease Control, the World Health Organization, and the various states and counties in which we operate in order to keep our employees safe. We will continue to make the health and wellbeing of our employees a priority.

Inclusion. We know that diversity throughout our company creates stronger teams, leads to innovation, and results in an organization that provides the best service to our customers. We have a recruitment strategy that encourages diversity across the company. We leverage our employee referral program to identify diverse talent during the recruitment process. We also engage with a local development board and a local refugee center in Bowling Green, KY to increase our diverse talent candidate pool.

We believe our employees should reflect the customers we serve. Notably, approximately 30% of Holley consumers are female. Accordingly, we recognize the benefits of female representation in our workforce, and in 2022 over 30% of our workforce were women. We are committed to closing the gender gap and our recruitment and retention strategies support improving women’s representation in leadership roles.

Our Culture. At Holley, we believe that an engaged workforce leads to a more innovative, productive, and profitable organization. For this reason, we measure employee engagement through periodic culture surveys. These surveys allow our employees to provide confidential feedback on culture, company strategy and trust in their direct leaders. This feedback helps create action plans to improve the engagement of our employees. These survey results have demonstrated that our employees have a strong sense of belonging, trust in management, and confidence in Holley. These strengths provide a foundation for our success, and we are dedicated to enhancing the employee experience at Holley.

Talent Development. The development of our employees’ skills and knowledge is critical to Holley’s success. Our educational assistance program is designed to encourage personal development by helping employees maintain and improve their skills or knowledge related to their current job or a potential future position at Holley through reimbursement of certain educational expenses, including external training programs or educational courses, pursuit and maintenance of job-related professional licenses and certifications, workshops, seminars, and professional conferences. Further, we are introducing an internship program designed to provide students in the community an opportunity to gain practical experience. We are committed to fostering an equitable work environment that seeks to ensure fair treatment, equality of opportunity, and fairness in access to information and resources.

Social Responsibility. We are committed to social responsibility. Our socially responsible initiatives include donations to community organizations, sponsorship of local sports teams and weekend family events. Through these programs, Holley and its employees are able to give back to the community through monetary donations and by providing community services. Holley gives its subsidiaries the ability to lead their own community engagement initiatives through contributions to charities and participation in fundraising events.

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

Item 1A. Risk Factors

The following discussion of "Risk Factors" identifies factors that may adversely affect our business, operations, financial condition or future performance. This information should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” "Management’s Discussion and Analysis of Financial Condition and Result of Operations" and the consolidated financial statements and related notes. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are the material factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements.

Risks Relating to Our Business and Industry

Unfavorable economic conditions could have an adverse impact on consumer discretionary spending and therefore adversely impact our business, sales, financial condition and results of operations.

Our products are largely recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of automotive products during favorable economic conditions and when consumers are feeling confident and prosperous. Discretionary spending is also affected by many other factors, including general business conditions, inflation, interest rates, the availability of consumer credit, taxes, and consumer confidence in future economic conditions. Purchases of our products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in our international markets, could result in reduced sales of our products, which in turn would have an adverse impact on our business, sales, financial condition and results of operations.

Inflation could result in higher costs and decreased profitability.

Rising inflation may continue to adversely affect us by increasing the cost of raw materials. Our products contain various raw materials, including corrosion-resistant steel, non-ferrous metals such as aluminum and nickel, and precious metals such as platinum and palladium. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. We generally purchase components with significant raw material content on the open market. Volatility in the prices of raw materials such as steel, aluminum and nickel could continue to increase the cost of manufacturing our products. In some cases, those cost increases can be passed on to customers in the form of price increases, in other cases, they cannot. Recent inflationary pressures and other factors have also resulted in significant increases in transportation and freight service costs due to limited capacity and/or availability of containers, shipping vessels, and/or receiving port services. If the prices of raw material and other inputs increase, and we are not able to charge our customers higher prices to compensate, our results of operations would be adversely affected.

Many of the markets in which we sell have been experiencing high levels of inflation, which may depress consumer demand for our products and reduce our profitability. Even in the event that increased costs can be passed through to customers, our gross margin percentages may decline. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our margins would decline. If prolonged, and if they cannot be passed on to customers in the form of price increases, these fluctuations in the price of raw materials, product components, other inputs, and/or transportation services could have a material adverse effect on our business, sales, financial condition and results of operations.

Disruptions of supply or shortages of raw materials or components used in our products could harm our business and profitability.

We have experienced, and may continue to experience, disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of steel, non-ferrous metals and precious metals. Additionally, we have been adversely impacted by the global supply shortage of automotive-grade microchips. This shortage has resulted in increased microchip delivery lead times, delays in production and increased costs to source available automotive-grade microchips. If our supply of these products continues to be adversely affected, there can be no assurance that we will be able to obtain adequate replacements for the existing components or that supplies will be available on terms and prices that are favorable to us, if at all.

Our success depends in part on our ability to anticipate and react to changes in supply costs and disruptions in the supply chain due to factors beyond our control. We have taken steps to minimize the adverse impacts of supply chain volatility and rising inflation by implementing cost savings initiatives, increasing prices to customers, increasing inventory levels of certain products, and working closely with our suppliers and customers to minimize disruptions in delivering products to customers. Despite the actions we have undertaken to minimize these impacts, there can be no assurance that unforeseen future events in the global supply chain and our ability to pass on inflationary costs to our customers could have a material adverse effect on our business, financial condition and results of operations.

Current global economic conditions, including inflation and supply chain disruptions, could continue to adversely affect our distributors’ financial condition, their levels of business activity and their ability to pay trade obligations.

We primarily sell our products to retailers directly and through our domestic and foreign subsidiaries, and to foreign distributors. We generally require no collateral from our customers. However, if the current economic conditions and macroeconomic trends, including heightened inflation, capital market volatility, and interest rate fluctuations, continue, our results of operations may be adversely affected. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to adversely affect the flow or availability of certain products or components. As a result, we have experienced, and could continue to experience, disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain of our products in distribution channels.

A prolonged or severe downturn in the general economy could adversely affect the retail market, which in turn, would adversely impact the liquidity and cash flows of our customers, including the ability of such customers to obtain credit to finance purchases of our products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of our customers. A failure by our customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact our business, sales, financial condition and results of operations.

A significant disruption in the operations of our manufacturing facilities or distribution centers could have a material adverse effect on our business, sales, financial condition and results of operations.

A significant disruption at any of our manufacturing facilities or distribution centers could materially and adversely affect our business, sales, financial condition and results of operations. Our manufacturing facilities and distribution centers are highly automated, which means that our operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures, including failures caused by factors outside of our control, such as hostilities, political unrest, terrorist attacks, war (including the ongoing conflict in Ukraine), natural disasters or extreme weather (including events that may be caused or exacerbated by climate change). Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations, which may have an immediate, or in some cases prolonged, impact on our margins. Our risk management, business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of catastrophic events or longer-term developments, such as the impacts of climate change.

A global pandemic, such as the COVID-19 pandemic could adversely affect our business, sales, financial condition and results of operations and our ability to access current or obtain new lending facilities.

A global pandemic, or the outbreak of a disease, such as the COVID-19 pandemic, could adversely affect our business. The preventative measures taken to contain or mitigate a pandemic may cause, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact, possibly materially, our business, sales, financial condition and results of operations. These impacts could include, but are not limited to:

•	the possibility of renewed retail store closures or reduced operating hours and/or decreased retail traffic;
•

disruption to our distribution centers and other vendors, including the effects of facility closures as a result of outbreaks of COVID-19 or measures taken by federal, state or local governments to reduce its spread, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures; and

•	significant disruption of global financial markets, which could have an adverse impact on our ability to access capital in the future.

The outbreak of a different global pandemic, or the further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, sales, financial condition and results of operations. The extent of the impact of a global pandemic, such as COVID-19, on our business and financial results will depend on future developments, including the duration and spread of such outbreak within the markets in which we operate, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. The duration of any such impacts cannot be predicted.

Failure to compete effectively could reduce our market share and significantly harm our business, sales, financial condition and results of operations.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do. Due to the diversity of our product offering, we compete with several large and medium-sized companies and a large number of smaller regional and specialty companies and numerous category-specific competitors. In addition, we face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts that we sell. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market.

Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow our competitors to:

•

respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products;

•	engage in more extensive research and development; and
•	spend more money and resources on marketing and promotion.

Increased competition could put additional pressure on us to reduce prices or take other actions, which may have an adverse effect on our business, sales, financial condition and results of operations. We may also lose significant customers or lines of business to competitors.

If we are unable to successfully design, develop and market new products, our business may be harmed.

To maintain and increase sales, we must continue to introduce new products on a timely basis to respond to new and evolving consumer preferences and improve or enhance our existing products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brands. The design and development of our products is costly, and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brands, business, sales, financial condition and results of operations. Any new products that we develop and market may not generate sufficient revenues to recoup our development, production, marketing, selling and other costs.

A drive toward electric vehicles or away from vehicle ownership in general could impact our business, sales, financial condition and results of operations.

The automotive industry is increasingly focused on the development of hybrid and electric vehicles and of advanced driver assistance technologies, with the goal of developing and introducing a commercially viable, fully automated driving experience, and many manufacturers have announced plans to transition from internal- combustion engines into electric vehicle platforms over the coming years. There has also been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. Accordingly, if we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies in response to original equipment manufacturer and consumer preferences, or if there is a future shift in consumer preferences towards ownership of more utilitarian vehicles or vehicles that are otherwise less interesting to a large portion of our customers who are automotive enthusiasts, or if there is otherwise a future shift away from automobile ownership among consumers in general, our and our subsidiaries’ business, sales, financial condition and results of operations could be impacted.

Our business depends on maintaining and strengthening our brands to generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our business, sales, financial condition and results of operations.

Our success depends on the value and reputation of our brands, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and retail partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brands are important to expanding our customer base, and will largely depend on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to continue making investments in these areas in order to maintain and enhance our brands, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brands are some of the potential threats to the strength of our brands, and those and other factors could rapidly and severely diminish our relationships with customers and suppliers. These factors could cause our customers to lose the personal connection they feel with our brands and reduce our ability to attract new customers and lead to suppliers terminating their relationships with us. We believe that maintaining and enhancing the image of our brands in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brands in current or new markets, our business, sales, financial condition and results of operations could be harmed.

If we inaccurately forecast demand for our products, we may manufacture either insufficient or excess quantities, which, in either case, could adversely affect our financial performance.

We plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the manufacturing lead time and the amount of specification involved especially given the volatility of the markets and the economic downturn, including the impact of the COVID-19 pandemic. Aside from supply chain disruptions and inflationary pressures, forecasting demand for specific automotive parts can also be challenging due to changing consumer preferences and competitive pressures and longer supply lead times. The nature of our business makes it difficult to quickly adjust our manufacturing capacity if actual demand for our products varies from forecasted demand. If actual demand for our products exceeds forecasted demand, we may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit our sales and adversely affect our financial performance. On the other hand, if actual demand is less than forecasted demand for our products, we could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect our financial performance.

We may not be able to effectively manage our growth.

As we grow our business, slower growing or reduced demand for our products, increased competition, a decrease in the growth rate of our overall market, failure to develop and successfully market new products, or the maturation of our business or markets could harm our business. We have made and expect to continue to make significant investments in our research and development and sales and marketing organizations, expand our operations and infrastructure both domestically and internationally, design and develop new products, and enhance our existing products. If our sales do not increase at a sufficient rate to offset these increases in our operating expenses, our profitability may decline in future periods.

We only have a limited history operating our business as a public company at its current scale. Consequently, if our operations grow at a rapid pace in the future, we may experience difficulties in managing this growth and building the appropriate processes and controls. Future rapid growth may increase the strain on our resources, and we could experience operating difficulties, including difficulties in sourcing, logistics, recruiting, maintaining internal controls, marketing, designing innovative products, and meeting consumer needs. If we do not adapt to meet these evolving challenges, the strength of our brands may erode, the quality of our products may suffer, we may not be able to deliver products on a timely basis to our customers, and our corporate culture may be harmed.

We have set certain growth initiatives for our business to meet long-term strategic objectives and improve stockholder value. We may incur certain costs to achieve our growth initiatives, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these growth initiatives are undertaken, we may not achieve our expected results, which could adversely impact our customer retention or results of operation.

If we fail to attract new customers, or fail to do so in a cost-effective manner, we may not be able to increase sales.

Our success depends, in part, on our ability to attract customers in a cost-effective manner. In order to expand our customer base, we must appeal to and attract customers ranging from automotive enthusiasts to individuals who simply value products of uncompromising quality and design. We have made, and expect to continue to make, significant investments in attracting new customers, including through the use of traditional, digital, and social media and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. Further, as our brands become more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect, and our business may be harmed.

Our growth depends, in part, on expanding into additional consumer markets, and we may not be successful in doing so.

We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to broaden our retail partner and customer bases. The growth of our business will depend, in part, on our ability to continue to expand our retail partner and customer bases in the United States, as well as in international markets. In these markets, we may face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brands, or a resistance to paying for premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we cannot ensure that we will be successful. If we are not successful, our business, sales, financial condition and results of operations may be harmed.

Competitors have attempted, and will likely continue to attempt to, imitate our products and technology. If we are unable to protect or preserve the image of our brands and proprietary rights, our business, sales, financial condition and results of operations may be harmed.

As our business continues to expand, our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our product designs and branding, which could harm our business, sales, financial condition and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we, therefore, rely significantly on trade secrets, trade and service marks, trade dress, and the strength of our brands. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violations may be inadequate, and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology that we rely on to conduct our business and differentiate our self from our competitors. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brands and harm our business, sales, financial condition and results of operations.

While we actively develop and protect our intellectual property rights, there can be no assurance that we will be adequately protected in all countries in which we conduct our business or that we will prevail when defending our patent, trademark, and proprietary rights. Additionally, we could incur significant costs and management distraction in pursuing claims to enforce our intellectual property rights through litigation and defending any alleged counterclaims. If we are unable to protect or preserve the value of our patents, trade dress, trademarks, copyrights, or other intellectual property rights for any reason, or if we fail to maintain the image of our brands due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brands and reputation could be damaged, and our business may be harmed.

Our profitability may decline as a result of increasing pressure on pricing.

Our industry is subject to significant pricing pressure caused by many factors, including unfavorable economic conditions, intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer demand. The current economic conditions and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and current rate fluctuations, have had and may continue to have an impact on pricing. These factors may cause us to reduce our prices to retailers and customers or engage in more promotional activity than we anticipate, which could adversely impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could materially harm our business, sales, financial condition and results of operations. In addition, ongoing and sustained promotional activities could harm the image of our brands.

Our current and future products may experience quality problems from time to time that can result in negative publicity, litigation, product recalls, and warranty claims, which could result in decreased sales and operating margin, and harm to our brand.

Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Defects in materials or components can unexpectedly interfere with the products’ intended use and safety and damage our reputation. Failure to detect, prevent, or fix defects could result in a variety of consequences, including a greater number of product returns than expected from customers and retail partners, litigation, product recalls, and credit claims, among others, which could harm our business, sales, financial condition and results of operations. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to product recalls, warranty, or other claims. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also harm our brand and decrease demand for our products.

Our reliance on foreign suppliers for some of the automotive parts we sell to our customers or include in our products presents risks to the business.

A portion of automotive parts and components we use in our manufacturing processes are imported from suppliers located outside the U.S. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, and these risks may become heightened as a result of unfavorable global economic conditions, including as a result of COVID-19. These risks may include, but are not limited to:

•	shortages of key component parts used in our products sourced from non-U.S. suppliers;
•	increased transportation costs;
•	significant delays in the delivery of cargo due to port security considerations;
•	imposition of duties, taxes, tariffs or other charges on imports;
•	potential recalls or cancellations of orders for any product that does not meet our quality standards;
•	disruption of imports by labor disputes or strikes and local business practices;
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

•	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
•	our ability or inability to enforce any agreements with our foreign suppliers.

Any of the foregoing factors, or a combination of them, could increase the cost or reduce the supply of products available to us and materially and adversely impact our business, sales, financial condition and results of operations.

We depend on retail partners to display and present our products to customers, and our failure to maintain and further develop our relationships with retail partners could harm our business.

We sell a significant amount of our products through knowledgeable national, regional, and independent retail partners. Our retail partners service customers by stocking and displaying our products, explaining the attributes of our products, and sharing the story of our brands. Our relationships with these retail partners are important to the authenticity of our brands and the marketing programs we continue to deploy. Our failure to maintain these relationships with our retail partners or financial difficulties experienced by these retail partners could harm our business.

We have key relationships with national retail partners. If we lose any of our key retail partners or any key retail partner reduces their purchases of our existing or new products or their number of stores or operations, or promotes products of our competitors over ours, our sales would be harmed. Because Holley is a premium brand, our sales depend, in part, on retail partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our retail partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our business, financial condition and results of operations.

If our plans to increase sales through our DTC channel are not successful, our business, sales, financial condition and results of operations could be harmed.

For 2022, we generated through our DTC channel approximately $149.1 million in gross sales. Part of our growth strategy involves increasing sales through our DTC channel. The level of customer traffic and volume of customer purchases through our website is substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, sales, financial condition and results of operations could be harmed.

Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.

We depend on the talents and continued efforts of our senior management and key employees. The loss of members of management or key employees may disrupt our business and harm our business, sales, financial condition and results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team or any new members of the management team will be able to successfully execute our business and operating strategies.

Our results of operations may be adversely affected by labor shortages, turnover and labor cost increases.

An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, increase in federal or state minimum wages, or increase in general labor costs, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows. During 2021, the country experienced an overall tightening and increasingly competitive labor market, and the labor market remained competitive throughout 2022. A sustained labor shortage or increased turnover rates within our employee base, caused by worsening economic conditions, increases in labor costs or the COVID-19 pandemic or other national or international emergencies, could lead to increased costs, such as increased overtime to meet demand and increased salaries and wage rates to attract and retain employees. Further, labor shortages or increased turnover rates could negatively affect our ability to efficiently operate our business if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative consequences. If we are unable to hire or retain skilled personnel our results of operations would suffer.

We rely on complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cyber security, our business, sales, financial condition and results of operations could suffer.

All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon our complex information systems. Our information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood, hurricane and other natural disasters;
•	power loss, computer systems failure, Internet and telecommunications or data network failure; and
•	hackers, computer viruses, ransomware and other malware, software bugs or glitches.

Any damage or significant disruption in the operation of such systems, the failure of our information systems to perform as expected, the failure to successfully integrate the information technology systems of the businesses that we have recently acquired or any security breach to the information systems (including financial or credit/payment frauds) would disrupt our business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect our reputation, operations, financial performance and condition.

Our information systems are subject to security threats and sophisticated cyber-based attacks, including, but not limited to, denial-of-service attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, or physical breaches, that can cause deliberate or unintentional damage, create system disruptions, unauthorized acquisition of our or customer information, or destruction or misuse, manipulation, denial of access to or disclosure of confidential or important information. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems. For example, we were the target of an external cyber-attack in 2021, which resulted in a temporary suspension of services to our customers. To date these incidents have not had a material impact on our reputation, operations, financial performance and condition; however, there is no assurance that such impacts will not be material in the future, and such incidents have in the past and may in the future have the impacts discussed below. Any future successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business.

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

Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personally identifiable information including credit card information, that we collect through our websites may result in significant expense and adversely impact our reputation and business.

There is heightened concern and awareness over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. While we have implemented security measures, our computer systems may nevertheless be susceptible to electronic or physical computer break-ins, viruses and other disruptions and security compromises. Any perceived or actual unauthorized or inadvertent disclosure of personally identifiable information, whether through a compromise of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors, or subject us to claims or litigation arising from damages suffered by consumers, and adversely affect our operations, financial performance and condition.

We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us, or at all.

We primarily rely on cash flow generated from our sales to fund our current operations and growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company and further invest in sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of our Common Stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current credit agreements, our business, sales, financial condition and results of operations could be harmed.

On November 18, 2021, we entered into a credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (the "Credit Agreement"). On December 31, 2022, $659.4 million in principal was outstanding under the credit facility. We are required to make quarterly payments of principal plus accrued interest. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations, certain limitations on restricted payments, and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are jointly and severally guaranteed by us and certain of our wholly owned material subsidiaries and our future subsidiaries that become guarantors (collectively the “Loan Parties"). The First Lien Credit Agreement is secured by a first-priority lien on substantially all of the Loan Parties’ assets, in each case subject to certain customary exceptions. If we fail to comply with the covenants or payments specified in the Credit Agreement, the lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable.

The Credit Agreement places certain conditions on us including, subject to certain conditions, reductions and exceptions, requiring us to utilize a portion of our and our subsidiaries’ cash flow from operations to make payments on our and our subsidiaries’ indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes. Our and our subsidiaries’ compliance with these conditions may limit our and our subsidiaries’ ability to invest in ongoing business needs. For example, complying with these conditions:

•	increases vulnerability to adverse economic or industry conditions;
•	limits flexibility in planning for, or reacting to, changes in business or markets;
•	increases vulnerability to higher interest rates, as borrowings under the Credit Agreement bear interest at variable rates;
•	limits our ability to obtain additional financing in the future for working capital or other purposes; and
•	potentially places us at a competitive disadvantage compared to our competitors that have less indebtedness.

The Credit Agreement places certain limitations on our and certain of our subsidiaries’ ability to incur additional indebtedness. However, subject to the certain exceptions and baskets in the Credit Agreement, we and our subsidiaries may incur substantial additional indebtedness under and outside of such credit agreement. The Credit Agreement also limits or prohibits, among other things, and in each case, subject to exceptions, materiality thresholds and baskets, our and certain of our subsidiaries’ ability to: (a) pay dividends on, redeem or repurchase stock, or make other distributions; (b) incur or guarantee additional indebtedness; (c) sell stock in certain of our subsidiaries; (d) create or incur liens; (e) make acquisitions or investments; (f) transfer or sell certain assets or merge or consolidate with or into other companies; (g) make certain payments or prepayments of indebtedness subordinated to our obligations under the Credit Agreement; and (h) enter into certain transactions with our affiliates.

In addition to the restrictions described above, the Credit Agreement requires us and certain of our subsidiaries to comply with certain other covenants, including a financial maintenance covenant regarding our total net leverage ratio on the last day of each fiscal quarter, with step downs to lower total net leverage ratio levels at specified times as set forth therein. Failure to comply with these covenants and certain other provisions of the Credit Agreement, or the occurrence of a change of control, could result in an event of default and an acceleration of the Loan Parties’ obligations under the Credit Agreement or other indebtedness that we and our subsidiaries may incur in the future.

In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending March 31, 2023 through the fiscal quarter ending March 31, 2024 (the “Covenant Relief Period”), to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter. As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations.

If such an event of default and acceleration of the Loan Parties’ obligations occurs, subject to intercreditor agreements agreed to by the lenders, the lenders under the Credit Agreement would have the right to proceed against the collateral the Loan Parties granted to them to secure such indebtedness. If the debt under the Credit Agreement were to be accelerated, we and our subsidiaries may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would immediately and materially harm our and our subsidiaries’ business, sales, financial condition and results of operations. The threat of our debt being accelerated in connection with a change of control could make it more difficult for us to attract potential buyers or to consummate a change of control transaction that would otherwise be beneficial to our stockholders.

The announced upcoming discontinuance of publishing LIBOR rates may impact the cost or availability of financing for us.

A large portion of our variable rate indebtedness ($659 million of outstanding principal on December 31, 2022) references the London interbank offered rates ("LIBOR") as a benchmark for establishing the interest rate. LIBOR is expected to be phased out by June 2023. With the expected discontinuation of LIBOR, the U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), an index based on transactions in the Treasury repurchase market. SOFR is a relatively new reference rate and with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. At this time, it is uncertain whether SOFR or other alternative reference rates may become widely accepted alternatives for LIBOR. Although our LIBOR-based borrowings under our existing credit facility contemplate a transition from LIBOR to an alternative index, there is uncertainty as to the nature of alternative reference rates and as to potential changes relating to the replacement of LIBOR with SOFR. The transition may result in an adverse impact on our interest expense, in which event our available cash flow for general corporate requirements maybe adversely affected.

Our failure to maintain effective internal controls over financial reporting could harm us.

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

Our disclosure controls and procedures may not prevent or detect all acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management expects that our disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We may acquire or invest in other companies, which we may not be able to integrate successfully, and which could divert management’s attention, result in dilution to our stockholders, and otherwise disrupt our operations and harm our business, sales, financial condition and results of operations.

Our growth has depended, and our future growth is likely to continue to depend, in part, on our acquisition strategy and the successful integration of acquired businesses into our existing operations. We intend to continue to seek acquisition opportunities both to expand into new markets and to enhance our position in existing markets. We cannot assure that we will be able to successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, we cannot assure that any acquisition, once successfully integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our results of operations or cash flow. Additionally, we may be unable to identify suitable businesses to acquire, which could negatively impact our growth, or we may be unable to complete proposed transactions in a timely matter if we fail to obtain any requisite regulatory approvals.

In the future, we may acquire or invest in businesses, products, or technologies that we believe could complement or expand our business, enhance our capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

In any future acquisitions, we may not be able to successfully integrate acquired personnel, operations, and technologies, or effectively manage the combined business following the acquisition. The success of our acquisition strategy is subject to other risks and uncertainties, including:

•	an ability to realize operating efficiencies, synergies or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;
•	the risks associated with the assumption of product liabilities or contingent or undisclosed liabilities of the acquired company;
•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;
•	diversion of management's attention from other business concerns;
•	difficulties in retaining key employees, customers or suppliers of the acquired business;
•	the ability to generate future cash flows or the availability of financing;
•	the incurrence of acquisition-related costs;
•	acquisition-related litigation;
•	unexpected capital expenditure requirements; or
•	the issuance of dilutive equity securities, the incurrence of debt, or the use of cash to fund such acquisitions.

In addition, an acquisition could adversely impact our operating performance as a result of the incurrence of acquisition-related debt, pre-acquisition potential tax liabilities, acquisition expenses, amortization of acquisition-related intangible assets, or possible future impairment of goodwill or intangible assets associated with the acquisitions. Even if an acquisition is integrated successfully, it may fail to realize expected revenues, gross and operating margins, net income and other returns.

We may also face liability with respect to acquired businesses for violations of environment laws occurring prior to the date of acquisition, which may not be covered by environment insurance secured to mitigate the risk or by indemnification from the sellers of the acquired businesses. We could also incur significant costs, including, but not limited to, remediation costs, natural resources damages, civil or criminal fines and sanctions, and third-party claims, as a result of past or future violations of, or liabilities, associated with environmental laws.

Most members of our management team do not have prior experience in operating a public company.

Most members of our management team do not have prior experience in managing a publicly traded company. As such, the management team may encounter difficulties in successfully or effectively managing our transition to a public company and in complying with our reporting and other obligations under federal securities laws and other regulations and in connection with operating as a public company. Their lack of prior experience in dealing with the reporting and other obligations and laws pertaining to public companies could result in management being required to devote significant time to these activities which may result in less time being devoted to the management and growth of the Company. In addition, we are hiring additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. We may incur significant expense in connection with these efforts.

If our goodwill, other intangible assets, or fixed assets become impaired, we may be required to record a charge to earnings.

We may be required to record future impairments of goodwill, other intangible assets, or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our financial condition and results of operations.

During the third quarter of 2022, we concluded it was necessary to reevaluate goodwill and indefinite-lived intangible assets for impairment after supply chain challenges led to a downward revision of earnings estimates for 2022, which resulted in a decline in our market capitalization. Based on a quantitative assessment in the third quarter of 2022, we identified impairment of $2.4 million on certain indefinite-lived tradenames but did not identify any indicators of goodwill impairment. During the fourth quarter of 2022, we performed our annual impairment test for goodwill, and a quantitative analysis did not identify any indicators of impairment. Based on the annual impairment assessment, the estimated fair value exceeded the carrying value of the reporting unit by 15%. As of December 31, 2022, we concluded it was necessary to reevaluate goodwill for impairment due to a further downward revision of earnings estimates for 2022 and a continued decline in our market capitalization. Accordingly, we performed a qualitative assessment and did not identify any indicators of impairment. Goodwill was $418.1 million as of December 31, 2022, and is considered at higher risk of failing future quantitative impairment tests due to the narrow difference between fair value and carrying value.

Global climate change and related regulations could negatively affect our business.

The effects of climate change, such as extreme weather conditions, create financial risks to our business. The demand for our products may be affected by extreme weather conditions, such as droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis. The effects of climate change could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. Certain impacts of physical risk may include: temperature changes that increase the heating and cooling costs at our facilities; extreme weather patterns that affect the production or sourcing of certain components; flooding and extreme storms that damage or destroy our buildings and inventory; and heat and extreme weather events that cause long-term disruption or threats to the habitability of our customers’ communities. Relative to transition risk, certain impacts may include: changes in energy and commodity prices driven by climate-related weather events; prolonged climate-related events affecting macroeconomic conditions with related effects on consumer spending and confidence; stakeholder perception of our engagement in climate-related policies; and new regulatory requirements resulting in higher compliance risk and operational costs.

Climate change is continuing to receive ever increasing attention worldwide, which could lead to additional legislative and regulatory efforts to increase transparency and standardization of reporting of greenhouse gas emissions, energy policies, and renewable energy usage. Additionally, new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require increased capital expenditures to improve our product portfolio to meet such new laws, regulations and standards.

Increasing scrutiny and evolving expectations with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to new or additional risks.

In addition to the increased legislative and regulatory attention to climate change, customer, investor, and employee expectations in ESG have been rapidly evolving and increasing. While we have been committed to continuous improvements to our product portfolio to meet anticipated regulatory standard levels, if customers, regulators or investors demand we increase our greenhouse gas emission or renewable energy disclosures or our ESG initiatives, we may have to implement additional reporting standards and reporting requirements. If we fail to meet customer, investor, or employee expectations, we may be unable to attract or retain our consumer base or talent. Further, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.

The standards by which ESG efforts and related matters are measured are developing and evolving, and we could be criticized for the scope of our initiatives and goals, or lack thereof. If we fail to comply with the evolving customer or investor or employee expectations and standards, or if we are perceived to have failed to adequately respond to such expectations and standards, we may suffer from reputational damage, which could have an adverse impact on our business or financial condition.

Legal, Regulatory and Compliance Risks Related to Our Business

We may become involved in legal or regulatory proceedings and audits.

Our business requires compliance with many laws and regulations, including labor and employment, sales and other taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings, and could also lead to damage awards, fines, and penalties. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our business, sales, financial condition and results of operations. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management’s attention and resources, harming our business, sales, financial condition and results of operations. Any pending or future legal or regulatory proceedings and audits could harm our business, sales, financial condition and results of operations.

We may become subject to intellectual property claims or lawsuits that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling our products.

Our competitors also seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for automotive products. From time to time, third parties have claimed or may claim in the future that our products infringe upon their proprietary rights. We evaluate any such claims and, where appropriate, have obtained or sought to obtain licenses or other business arrangements. To date, there have been no significant interruptions in our business as a result of any claims of infringement. However, in the future, intellectual property claims could force us to alter our existing products or withdraw them from the market or could delay the introduction of new products.

Various patents have been issued to our competitors in the automotive parts industry and these competitors may assert that our products infringe their patent or other proprietary rights. If our products are found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology, and we could incur substantial costs to redesign our products, withdraw them from the market, and/or to defend legal actions.

Sales of our products by unauthorized retailers or distributors could adversely affect our authorized distribution channels and harm our reputation.

Some of our products may find their way to unauthorized outlets or distribution channels. This “gray market” for our products can undermine authorized retailers and foreign wholesale distributors who promote and support our products and can injure our brands in the minds of our customers and consumers. On the other hand, stopping such commerce could result in a potential decrease in sales to those customers who are selling our products to unauthorized distributors or an increase in sales returns over historical levels. While we have taken some lawful steps to limit commerce of our products in the “gray market” in both the United States and abroad, we have not stopped such commerce.

We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.

Our properties and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate, including, among others, regulations of the California Air Resources Board. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our failure to comply with such environmental, health and safety laws and regulations could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions.

We may also be subject to liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, even if such contamination was not caused by us, and we may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances. We may also be subject to similar liabilities and claims in connection with locations at which hazardous substances or wastes we have generated have been stored, treated, otherwise managed, or disposed. Environmental conditions at or related to our current or former properties or operations, and/or the costs of complying with current or future environmental, health and safety requirements (which have become more stringent and complex over time) could materially adversely affect our business, sales, financial condition and results of operations.

Changes in, or any failure to comply with, privacy laws, regulations, and standards may adversely affect our business.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions in which we operate. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Furthermore, federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, all of which may be subject to invalidation by relevant foreign judicial bodies.

Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies, including, but not limited to, the California Consumer Privacy Act (“CCPA”). Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including, but not limited to, the European General Data Protection Regulation (“GDPR”), which imposes certain privacy-related obligations and potential penalties and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Any inability or perceived inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation and adversely affect our business.

Our insurance policies may not provide adequate levels of coverage against all claims, and we may incur losses that are not covered by our insurance.

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that is available to businesses in our industry. We carry various types of insurance, including general liability, auto liability, workers’ compensation, cyber, and excess umbrella, from highly rated insurance carriers. Market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self- insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to compensate us for the losses we incur or any costs we are responsible for.

Changes in tax law or regulation, effective tax rates and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States (federal and state) and various foreign jurisdictions. Our future effective income tax rate could be subject to volatility or adversely affected by a number of factors, including changes in the valuation of deferred tax assets and liabilities, changes in tax laws, regulations, accounting principles, or interpretations and application thereof. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. For example, the U.S. government enacted the Inflation Reduction Act which, among other things, imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. Any of these or similar developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

We are also subject to the continuous examination of our income and other tax returns by the Internal Revenue Service and other tax authorities globally. It is possible that tax authorities may disagree with certain positions we have taken, and an adverse outcome of such a review or audit could have a negative effect on our financial position and operating results. There can be no assurance that the outcomes from such examinations, or changes in tax law or regulation impacting our effective tax rates, will not have an adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Securities

Certain of our stockholders, including the Holley Stockholder and the Sponsor, may have conflicts of interest with other stockholders and may limit other stockholders' ability to influence corporate matters.

At December 31, 2022, the “Holley Stockholder” and the "Sponsor" (together with its affiliates) beneficially own, in the aggregate, approximately 55% of our shares of Common Stock, excluding any Warrants exercisable for Common Stock held by Sponsor or its affiliates (or 57% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). As a result of this concentration of stock ownership, these parties acting together have sufficient voting power to effectively control all matters submitted to our stockholders for approval, including director elections and proposed amendments to our certificate of incorporation and bylaws. On July 16, 2021, (the “Closing” and such date, the “Closing Date”), the Company, the Sponsor, certain affiliates of the Sponsor, the Holley Stockholder and Sentinel Capital Partners V, L.P., Sentinel Capital Partners V-A, L.P. and Sentinel Capital Investors V, L.P., controlling affiliates of the Holley Stockholder entered into the Stockholders’ Agreement, pursuant to which the Holley Stockholder and the Sponsor have the right to designate nominees for election to our board of directors subject to certain beneficial ownership requirements.

In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our company and make some transactions that might otherwise give stockholders the opportunity to realize a premium over the then-prevailing market price of our securities more difficult or impossible without their support. Because we have opted out of Section 203 of the Delaware General Corporation Law (“DGCL”) regulating certain business combinations with interested stockholders, these parties may transfer their shares of Common Stock and such control of us to a third party, which would not require the approval of our board of directors or other stockholders and may limit the price that investors are willing to pay in the future for shares of our Common Stock. The interests of these parties may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these parties could cause us to enter into transactions or agreements of which other stockholders may not approve or make decisions with which other stockholders would disagree. This concentration of ownership may also adversely affect the trading prices of our securities.

Each of the Holley Stockholder and the Sponsor is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The certificate of incorporation provides that none of the Holley Stockholder, the Sponsor, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Each of the Holley Stockholder and the Sponsor also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Warrants are exercisable for Common Stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On December 31, 2022, we had an aggregate of 14,633,311 Warrants issued and outstanding, representing the right to purchase an equivalent amount of shares of Common Stock. The Warrants became exercisable on October 9, 2021. The exercise price of the Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

The Warrants may expire worthless, and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment.

The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but it requires the approval by the holders of at least 50% of the then-outstanding Warrants to make any change that adversely affects the interests of the registered holders of the Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of Common Stock purchasable upon exercise of a Warrant.

The market price and trading volume of Common Stock and Warrants may be volatile.

Stock markets, including the NYSE, have from time-to-time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for Common Stock and Warrants, the market price of Common Stock and Warrants may be volatile and could decline significantly, whether or not any price changes are related to matters specific to us. In addition, the trading volume in Common Stock and Warrants may fluctuate and cause significant price variations to occur. If the market price of Common Stock and Warrants declines significantly, stockholders may be unable to resell shares of Common Stock and Warrants at or above the market price of Common Stock and Warrants. We cannot guarantee that the market price of Common Stock and Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this Annual Report;
•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•	additions and departures of key personnel;
•	failure to comply with the requirements of the NYSE;
•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•	future issuances, sales or resales, or anticipated issuances, sales or resales, of Common Stock;
•	perceptions of the investment opportunity associated with Common Stock relative to other investment alternatives;
•	the performance and market valuations of other similar companies;
•	future announcements concerning our business or our competitors’ businesses;
•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•	speculation in the press or investment community;
•	actual, potential or perceived control, accounting or reporting problems;
•	changes in accounting principles, policies and guidelines; and
•

general economic and political conditions, such as inflation, labor shortages, disruption of the supply chain, interest rates, fuel prices and other transportation costs, international currency fluctuations, geopolitical instability and acts of war (such as the ongoing conflict in Ukraine) or terrorism.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the market price and trading volume of Common Stock and Warrants.

The market for Common Stock and Warrants depends in part on the research and reports that securities or industry analysts publish about us or our business. Securities research analysts may establish and publish their own periodic projections for Holley. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for Common Stock and Warrants could decrease, which might cause the market price and trading volume of our Common Stock and Warrants to decline significantly.

Future sales of our Common Stock and Warrants in the public market could cause our stock price to fall.

On December 31, 2022, the Holley Stockholder and the Sponsor (together with its affiliates) beneficially own, in the aggregate, approximately 55% of our shares of Common Stock, excluding any warrants exercisable for Common Stock held by Sponsor or its affiliates (or 57% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). All shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms the Amended and Restated Registration Rights Agreement, of which the Company entered into with the Sponsor and the Holley Stockholder at the closing of the Business Combination, the Sponsor and the Holley Stockholder have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. The registration statement, which was filed pursuant to these registration rights, and any registration of other shares we may file in the future, enables those securities to be sold in the public market. Any sale by the Holley Stockholder, the Sponsor or other affiliates and stockholders, or any perception in the public markets that such a transaction may occur could cause the market price of our Common Stock and Warrants to decline materially.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to the Warrant holders, thereby making the Warrants worthless.

We have the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Common Stock upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of Common Stock under the blue-sky laws of the state of residence in those states in which the Warrants were offered. Redemption of the outstanding Warrants could force stockholders (i) to exercise the Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell the Warrants at the then-current market price when stockholders might otherwise wish to hold the Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants. None of the Private Warrants will be redeemable by us so long as they are held by the Sponsor, or its permitted transferees.

The NYSE may delist our securities from trading on its exchange, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock and Warrants are currently listed on NYSE. We cannot assure that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE, we will be required to maintain certain financial, distribution and stock price levels. Generally, we will be required to maintain a minimum amount in stockholders’ equity.

If the NYSE delists our securities from trading on its exchange for failure to meet the exchange's continued listing standards or otherwise, and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market, but no assurance of this can be given. If this were to occur, we and our stockholders could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and Warrants are listed on the NYSE, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of Common Stock and may be dilutive to existing stockholders.

There is no assurance that we will not incur debt or issue equity ranking senior to Common Stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting their operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of Common Stock. Separately, additional financing may not be available on favorable terms, or at all. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Common Stock and be dilutive to existing stockholders.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of the Common Stock and Warrants that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We cannot predict if investors will find our Common Stock and Warrants less attractive because we will rely on these exemptions. If some investors find our Common Stock and Warrants less attractive as a result, there may be a less active trading market for our Common Stock, and Warrants and more stock price volatility.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti- takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The certificate of incorporation, bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the certificate of incorporation and bylaws include provisions regarding:

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

•	the certificate of incorporation prohibits cumulative voting in the election of directors;
•	the limitation of the liability of, and the indemnification of, our directors and officers;
•	the ability of the board of directors to amend the bylaws; and
•	advance notice procedures with which stockholders must comply to nominate candidates to the board of directors or to propose matters to be acted upon at a stockholders’ meeting.

These provisions, alone or together, could discourage, delay or prevent hostile takeovers and changes in control, including transactions in which the acquirer may offer a premium price for our Common Stock and Warrants, or changes in our board of directors or management.

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

The certificate of incorporation provides that, unless we select or consent in writing to the selection of an alternative forum, to the fullest extent permitted by the applicable law: (a) the sole and exclusive forum for any complaint asserting any internal corporate claims, to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware); and (b) the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, to the fullest extent permitted by law, shall be the federal district courts of the United States of America. For purposes of the foregoing, “internal corporate claims” means claims, including claims in the right of the Company that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the DGCL confers jurisdiction upon the Court of Chancery. Any person or entity purchasing or otherwise acquiring any interest in any shares of Common Stock will be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the certificate of incorporation’s exclusive forum provision (an “FSC Enforcement Action”), and (ii) having service of process made upon such holder of Common Stock in any such FSC Enforcement Action by service upon such holder of Common Stock’s counsel in such action as agent for such holder of Common Stock.

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the certificate of incorporation to be inapplicable or unenforceable in such action.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our corporate headquarters is located at 1801 Russellville Rd, Bowling Green, Kentucky 42101. We own the property and building where our headquarters is located. Our facility is approximately 200,000 square feet and includes approximately 69,000 square feet for corporate office space, 89,000 square feet for manufacturing and approximately 42,000 square feet for product shipment and delivery acceptance.

We have a number of locations across the United States, Canada and Italy that serve multiple functions, including distribution, engineering, manufacturing, office space, R&D, and retail sales. We have 14 facilities that perform manufacturing of our products and 13 distribution locations. We also have 18 R&D/Engineering facilities designed to grow our new product innovations.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal market on which our common stock and warrants are listed for trading is the New York Stock Exchange. Our common stock and warrants trade under the symbols “HLLY” and “HLLY WS,” respectively.

Holders of Record

As of March 14, 2023, there were approximately 20 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.

Issuer Repurchase of Equity Securities

None

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended December 31, 2022.

Stock Performance Graph

The following graph shows a comparison from July 16, 2021 (the date the Company’s common stock commenced trading on the NYSE) through December 31, 2022, of the cumulative total return for the Company's common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), and the Standard & Poor’s Consumer Discretionary (Sector) Index. The graph assumes that $100 was invested in the Company’s common stock at the close of the market on July 16, 2021. In the case of the S&P 500 Index and the S&P Consumer Discretionary Index, the graph assumes that $100 was invested at the close of the market on June 30, 2021 and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

Overview

We are a designer, marketer, and manufacturer of high-performance automotive aftermarket products serving car and truck enthusiasts, with sales, processing, and distribution facilities reaching most major markets in the United States, Canada, Europe and China. Holley designs, markets, manufactures and distributes a diversified line of performance automotive products including fuel injection systems, tuners, exhaust products, carburetors, safety equipment and various other performance automotive products. Our products are designed to enhance street, off-road, recreational and competitive vehicle performance and safety.

Innovation is at the core of our business and growth strategy with approximately 34% of our 2022 sales coming from products introduced by us into the market since 2017. We have a history of developing innovative products, including new products in existing product families, product line expansions, and accessories, as well as products that bring us into new categories. We have thoughtfully expanded our product portfolio over time to adapt to consumer needs.

In addition, we have historically used strategic acquisitions to (i) expand our brand portfolio, (ii) enter new product categories and consumer segments, (iii) increase DTC scale and connection, (iv) expand share in current product categories and (v) realize value-enhancing revenue and cost synergies. While we believe our business is positioned for continued organic growth, we intend to continue evaluating opportunities for strategic acquisitions that would complement our current business and expand our addressable target market.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Form 10-K titled “Risk Factors.”

Business Combination

On July 16, 2021, we consummated a business combination (“Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021, (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc., a direct wholly owned subsidiary of Empower (“Merger Sub I”), Empower Merger Sub II LLC, a direct wholly owned subsidiary of Empower (“Merger Sub II”), and Holley Intermediate Holdings, Inc. ("Holdings").

The Merger Agreement provided for, among other things, the following transactions: (i) Merger Sub I merged with and into Holdings, the separate corporate existence of Merger Sub I ceased and Holdings became the surviving corporation, and (ii) Holdings merged with and into Merger Sub II, the separate corporate existence of Holdings ceased, and Merger Sub II became the surviving limited liability company. Upon closing, Empower changed its name to Holley Inc. and its trading symbol on the New York Stock Exchange (the “NYSE”) from “EMPW” to “HLLY.”

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

From 2020 through 2022, Holley completed 15 acquisitions. The most significant of these acquisitions impacting the comparability of our operating results were:

•

Baer, Inc.: On December 23, 2021, Holley acquired Baer, Inc. doing business as Baer Brakes, a developer and supplier of brakes and brake systems. This acquisition moves Holley closer to its goals of providing complete vehicle solutions by adding a new product category and brake system expertise.

•

Brothers Mail Order Industries, Inc.: On December 16, 2021, Holley acquired Brothers Mail Order Industries, Inc., doing business as Brothers Trucks, a distributor of Classic and Custom vehicle restoration parts serving the Chevrolet and GMC truck aftermarket. This acquisition increases Holley’s offering in truck and SUV appearance items.

•

Advance Engine Management Inc.: On April 14, 2021, Holley acquired Advance Engine Management Inc., doing business as AEM Performance Electronics, a developer and supplier of electronic control and monitoring systems for performance automotive applications. This acquisition increases Holley’s penetration into the import and other sport compact cars submarket.

•

Simpson Performance Products: On November 16, 2020, Holley acquired Simpson Performance Products, Inc. (“Simpson”), a designer and seller of motorsport safety products including helmets head & neck restraints, seat belts, fire suits and more. This acquisition extended Holley’s footprint into the safety and racing segment.

•

Drake Automotive Group: On November 11, 2020, Holley acquired Drake Automotive Group LLC (“Drake”), a designer and seller of automotive aftermarket appearance parts, wheels, chassis & suspension products and accessories. This acquisition increases Holley’s penetration within the Ford/Mustang platform where it has historically been under indexed relative to the market.

The acquisitions have all been accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and the operations of the acquired entities are included in our historical results for the periods following the closing of the acquisition. See Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” and Note 2, “Business Combination and Acquisitions,” in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to the Company’s acquisitions and investments.

Business Environment

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has continued to experience disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of COVID-19's effect on the Company's operational and financial performance in the future will depend on future developments, including but not limited to the duration, spread, intensity and phase of the pandemic in various countries; the emergence of COVID-19 variants and the utilization and effectiveness of treatments and vaccines against these variants; the further impact of COVID-19 on the global economy; and demand for the Company's products and services. Should the ongoing COVID-19 pandemic not improve, or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, and financial condition may be adversely affected. See Part I: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, specifically the conflict in Ukraine. The Company's operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with its suppliers and customers to minimize disruptions in delivering products to customers. The Company's profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increased our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company's business, results of operations and financial condition may be adversely affected.

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

Selling, General, and Administrative

Selling, general, and administrative consist of payroll and related personnel expenses, IT and office services, office rent expense and professional services. In addition, self-insurance, advertising, research and development, outgoing shipping costs, pre-production and start-up costs are also included within selling, general, and administrative. The Company has incurred additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

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

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. On December 31, 2022, $659.4 million was outstanding under the Credit Agreement. Interest is based on LIBOR or the prime rate, plus the applicable margin rate.

Results of Operations

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021

The table below presents Holley’s results of operations for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the years ended December 31,
	2022	2021	Change ($)	Change (%)
Net sales	$688,415	$692,847	$(4,432)	(0.6%)
Cost of goods sold	434,757	406,040	28,717	7.1%
Gross profit	253,658	286,807	(33,149)	(11.6%)
Selling, general, and administrative	150,728	116,793	33,935	29.1%
Research and development costs	29,083	28,280	803	2.8%
Amortization of intangible assets	14,683	13,999	684	4.9%
Impairment of indefinite-lived intangible assets	2,395	—	2,395	n/a
Acquisition and restructuring costs	4,513	23,668	(19,155)	(80.9%)
Related party acquisition and management fee costs	—	25,789	(25,789)	(100.0%)
Other expense	1,514	755	759	100.5%
Operating income	50,742	77,523	(26,781)	(34.5%)
Change in fair value of warrant liability	(57,021)	32,580	(89,601)	nm
Change in fair value of earn-out liability	(10,731)	8,875	(19,606)	nm
Loss on early extinguishment of debt	—	13,650	(13,650)	(100.0%)
Interest expense	40,227	39,128	1,099	2.8%
Income (loss) before income taxes	78,267	(16,710)	94,977	nm
Income tax expense	4,493	10,429	(5,936)	(56.9%)
Net income (loss)	73,774	(27,139)	100,913	nm
Foreign currency translation adjustment	(990)	30	(1,020)	nm
Pension liability gain (loss)	302	388	(86)	(22.2%)
Total comprehensive income (loss)	$73,086	$(26,721)	$99,807	nm

Net Sales

Net sales for the year ended December 31, 2022, decreased $4.4 million, or 0.6%, to $688.4 million compared to $692.9 million for the year ended December 31, 2021. Non-comparable sales associated with acquisitions contributed $31.3 million to net sales in 2022, or year-over-year growth of 4.5%. The remaining comparable sales decreased by $35.7 million, or 5.2%. The decline in comparable sales was primarily driven by supply chain constraints that prevented the Company from building and shipping to orders received from customers and stabilizing demand due to a reduction in disposable income of our consumers. As a result, lower unit volume drove a decrease of approximately $88.5 million that was partially offset by improved price realization of approximately $52.8 million compared to 2021. Comparable year-over-year results by category include a decrease in electronic system sales of $28.1 million (9.1% category decline), a decrease in exhaust system sales of $11.4 million (14.6% category decline), a decrease in mechanical system sales of $4.6 million (3.0% category decline), a decrease in safety product sales of $3.2 million (4.9% category decline), and accessories sales growth of $11.6 million (13.6% category growth).

Cost of Goods Sold

Cost of goods sold for year ended December 31, 2022, increased $28.7 million, or 7.1%, to $434.8 million compared to $406.0 million for the year ended December 31, 2021. The increase in cost of goods sold during the year ended December 31, 2022, in which sales declined reflects compression in gross profit margin due to manufacturing inefficiencies driven by supply chain constraints, higher product rationalization charges, higher warranty costs, and inflationary pressures on certain other costs.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2022, decreased $33.2 million, or 11.6%, to $253.7 million compared to $286.8 million for the year ended December 31, 2021. Gross margin for the year ended December 31, 2022, of 36.8% decreased from gross margin of 41.4% for the year ended December 31, 2021. The decrease in gross profit and gross profit margin was driven primarily by inflationary factors, higher expenses associated with product rationalization and warranty costs, and a shift in the mix of products sold towards products with lower margins due in part to limitations caused by supply chain challenges. In general, gross margin and margins on individual products will remain under pressure due to various factors, including potential increases in manufacturing costs and the shift of the Company's sales mix towards products with lower gross margins. Future gross margins could also be affected by the Company's ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products.

Selling, General and Administrative

Selling, general and administrative costs for the year ended December 31, 2022, increased $33.9 million, or 29.1%, to $150.7 million compared to $116.8 million for the year ended December 31, 2021. When expressed as a percentage of sales, selling, general and administrative costs increased to 21.9% of sales for the year ended December 31, 2022, compared to 16.9% of sales in 2021. The increase in costs was driven by a $19.4 million increase in compensation expense related to equity awards, which included an $11.4 million cumulative adjustment related to the early vesting of profit interest units granted by the Holley Stockholder prior to the Business Combination. Outbound shipping and handling costs increased $7.6 million, reflecting inflationary pressures on domestic shipping companies, and recent acquisitions contributed $3.7 million to the increase in selling, general and administrative costs.

Research and Development Costs

Research and development costs for the year ended December 31, 2022, increased $0.8 million, or 2.8%, to $29.1 million compared to $28.3 million for the year ended December 31, 2021. The increase in research and development costs reflects our pursuit of product innovation and new products.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2022, increased $0.7 million, or 4.9%, to $14.7 million compared to $14.0 million for the year ended December 31, 2021, due to recent acquisitions. Additionally, an impairment charge of $2.4 million was recognized on certain indefinite-lived tradenames during 2022 (see Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K for additional information related to the Company’s recognition of impairment charges).

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the year ended December 31, 2022, decreased $19.2 million to $4.5 million, as compared to $23.7 million for the year ended December 31, 2021. The year ended December 31, 2021, included an adjustment of $17.2 million for contingent consideration payable for the acquisition of Simpson Performance Products (“Simpson”).

Related Party Acquisition and Management Fee Costs

Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated. Related party acquisition and management fee costs for the year ended December 31, 2021, were $25.8 million, of which $23.3 million represents a fee paid upon the Closing of the Business Combination.

Operating Income

As a result of factors described above, operating income for the year ended December 31, 2022, decreased $26.8 million, or 34.5%, to $50.7 million compared to $77.5 million for the year ended December 31, 2021.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2022, we recognized a gain of $57.0 million from the change in fair value of the warrant liability as compared to a loss of $32.6 million for the year ended December 31, 2021. The warrant liability reflects the fair value of the warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the year ended December 31, 2022, we recognized a gain of $10.7 million from the change in fair value of the earn-out liability as compared to a loss of $8.9 million for the year ended December 31, 2021. The earn-out liability reflects the fair value of the earn-out shares resulting from the Business Combination.

Interest Expense

Interest expense for the year ended December 31, 2022, increased $1.1 million, or 2.8%, to $40.2 million compared to $39.1 million for the year ended December 31, 2021, due to a higher effective interest rate.

Income (Loss) before Income Taxes

As a result of factors described above, we recognized net income of $78.3 million before income taxes for the year ended December 31, 2022, compared to a net loss before income taxes of $(16.7) million for the year ended December 31, 2021.

Income Tax Expense

We recognized income tax expense of $4.5 million for the year ended December 31, 2022, compared to $10.4 million for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022, was 5.7%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. The difference between the effective tax rate for the year ended December 31, 2021, and the federal statutory rate in 2021 was due to the permanent difference resulting from the adjustment to the Simpson earn-out liability during the period and the change in fair value of the warrant and earn-out liabilities.

Net Income (Loss) and Total Comprehensive Income (Loss)

As a result of factors described above, we recognized net income of $73.8 million for the year ended December 31, 2022, compared to a net loss of $(27.1) million for the year ended December 31, 2021. Additionally, we recognized total comprehensive income of $73.1 million for the year ended December 31, 2022, compared to total comprehensive loss of $(26.7) million for the year ended December 31, 2021. Comprehensive income (loss) includes the effect of foreign currency translation and pension liability adjustments.

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

The table below presents Holley’s results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands):

	For the years ended December 31,
	2021	2020	Change ($)	Change (%)
Net sales	$692,847	$504,179	$188,668	37.4%
Cost of goods sold	406,040	295,935	110,105	37.2%
Gross profit	286,807	208,244	78,563	37.7%
Selling, general, and administrative	116,793	70,875	45,918	64.8%
Research and development costs	28,280	23,483	4,797	20.4%
Amortization of intangible assets	13,999	11,082	2,917	26.3%
Acquisition and restructuring costs	23,668	9,743	13,925	142.9%
Related party acquisition and management fee costs	25,789	6,089	19,700	323.5%
Other operating expense	755	1,517	(762)	(50.2%)
Operating income	77,523	85,455	(7,932)	(9.3%)
Change in fair value of warrant liability	32,580	—	32,580	n/a
Change in fair value of earn-out liability	8,875	—	8,875	n/a
Loss on early extinguishment of debt	13,650	—	13,650	n/a
Interest expense	39,128	43,772	(4,644)	(10.6%)
Income (loss) before income taxes	(16,710)	41,683	(58,393)	n/a
Income tax expense	10,429	8,826	1,603	18.2%
Net income (loss)	(27,139)	32,857	(59,996)	n/a
Foreign currency translation adjustment	30	16	14	87.5%
Pension liability gain (loss)	388	(293)	681	n/a
Total comprehensive income (loss)	$(26,721)	$32,580	$(59,301)	n/a

Net Sales

Net sales for the year ended December 31, 2021, increased $188.6 million, or 37.4%, to $692.8 million compared to $504.2 million for the year ended December 31, 2020. Non-comparable sales associated with acquisitions contributed $116.4 million or 23.1% of year-over-year growth. The remainder of the increase was driven by a $37.3 million, or 25.1%, increase in electronic systems products sold and an $18.4 million, or 18.1%, increase in mechanical systems products sold.

Cost of Goods Sold

Cost of goods sold for year ended December 31, 2021, increased $110.1 million, or 37.2%, to $406.0 million compared to $295.9 million for the year ended December 31, 2020. The increase in cost of goods sold during the year ended December 31, 2021, was in line with a corresponding increase in product sales during such period.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2021, increased $78.5 million, or 37.7%, to $286.8 million compared to $208.3 million for the year ended December 31, 2020. The increase in gross profit was driven by the increase in sales. Gross margin for the year ended December 31, 2021, was 41.4% compared to a gross margin of 41.3% for the year ended December 31, 2020.

Selling, General and Administrative

Selling, general and administrative costs for the year ended December 31, 2021, increased $45.9 million, or 64.8%, to $116.8 million compared to $70.9 million for the year ended December 31, 2020. When expressed as a percentage of sales, selling, general and administrative costs increased to 16.9% of sales for the year ended December 31, 2021, compared to 14.1% of sales in 2020. Recent acquisitions accounted for $18.5 million of the increase in selling, general and administrative costs. The increase in costs was also driven by a $4.5 million increase in compensation expense related to equity awards, a $5.4 million increase in outbound shipping costs related to higher sales and domestic supply chain pressure, and a $5.9 million increase in professional fees, primarily due to the Business Combination and as a result of becoming a public company.

Research and Development Costs

Research and development costs for the year ended December 31, 2021, increased $4.8 million, or 20.4%, to $28.3 million compared to $23.5 million for the year ended December 31, 2020. The increase in research and development costs was primarily due to headcount investments as we continue to pursue product innovation and new products.

Amortization of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2021, increased $2.9 million, or 26.3%, to $14.0 million compared to $11.1 million for the year ended December 31, 2020, due to recent acquisitions.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the year ended December 31, 2021, increased $14.0 million to $23.7 million, which includes $17.2 million in contingent consideration related to the Simpson acquisition, $4.8 million in professional fees associated with the eight acquisitions completed in 2021, and $1.4 million of restructuring costs related to recent acquisitions. Acquisition and restructuring costs for the year ended December 31, 2020, were $9.7 million, which includes $2.3 million in professional fees associated with the Simpson, Drake and Detroit Speed acquisitions completed in 2020 and $3.2 million in restructuring costs incurred with the move of the West Sacramento, CA operations to our Bowling Green, KY facilities.

Related Party Acquisition and Management Fees

Related party acquisition and management fees for the year ended December 31, 2021, were $25.8 million, of which $23.3 million represents a fee paid upon the Closing of the Business Combination. Related party acquisition and management fees for the year ended December 31, 2020, were $6.1 million, which includes $4.2 million in management fees paid to the Company’s former private equity sponsor and $1.9 million that was attributable to the Drake and Simpson acquisitions,

Operating Income

As a result of factors described above, operating income for the year ended December 31, 2021, decreased $8.0 million, or 9.3%, to $77.5 million compared to $85.5 million for the year ended December 31, 2020.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2021, we recognized a loss of $32.6 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the year ended December 31, 2021, we recognized a loss of $8.9 million from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the earn-out shares resulting from the Business Combination.

Loss on Early Extinguishment of Debt

For the year ended December 31, 2021, we recognized a $13.6 million loss on the early extinguishment of debt. The extinguishment loss includes a write off of $12.2 million in unamortized debt issuance costs associated with our previous first lien and second lien notes due to the refinancing of our previous credit facility (refer to Note 6, “Debt” for further discussion). Additionally, we wrote off $1.4 million of unamortized debt issuance costs when $100 million of the net proceeds from the Business Combination were used to reduce the outstanding principal balance of our second lien note.

Interest Expense

Interest expense for the year ended December 31, 2021, decreased $4.7 million, or 10.6%, to $39.1 million compared to $43.8 million for the year ended December 31, 2020, due to a lower effective interest rate combine with the favorable impact of the $100 million paydown on our second lien note in July 2021.

Income (Loss) before Income Taxes

As a result of factors described above, we recognized a loss of $(16.7) million before income taxes for the year ended December 31, 2021, compared to income before income taxes of $41.7 million for the year ended December 31, 2020.

Income Tax Expense

We recognized income tax expense of $10.4 million for the year ended December 31, 2021, compared to $8.8 million for the year ended December 31, 2020. We recognized tax expense on a net loss for the year ended December 31, 2021, due to permanent differences resulting from the Business Combination, change in fair value of the warrant and earn-out liabilities, and the adjustment to the Simpson earnout during the period.

Net Income (Loss) and Total Comprehensive Income (Loss)

As a result of factors described above, we recognized a net loss of $(27.1) million for the year ended December 31, 2021, compared to net income of $32.9 million for the year ended December 31, 2020. Additionally, we recognized total comprehensive loss of $(26.7) million for the year ended December 31, 2021, compared to total comprehensive income of $32.6 million for the year ended December 31, 2020. Comprehensive income (loss) includes the effect of foreign currency translation and pension liability adjustments.

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

Holley defines EBITDA as earnings before (a) depreciation, (b) amortization of intangible assets, (c) interest expense, and (d) income tax expense. Holley defines Adjusted EBITDA as EBITDA plus (i) acquisition and restructuring costs, which for 2021 includes a $17.2 million adjustment due to a change in the fair value of the Simpson acquisition contingent consideration payable, (ii) impairment of indefinite-lived intangible assets, (iii) changes in the fair value of the warrant liability, (iv) changes in the fair value of the earn-out liability, (v) compensation expense related to equity awards, (vi) product rationalization initiatives aimed at eliminating unprofitable or slow-moving stock keeping units, (vii) loss on the early extinguishment of debt (viii) related party acquisition and management fee costs, (ix) notable items that consist primarily of non-cash adjustments related to the adoption of ASC Topic 842, "Leases," in 2022, amortization of the fair market value increase in inventory due to acquisitions in 2021, and the amortization of the fair market value increase in inventory due to acquisitions and a legal settlement in 2020, and (x) other expenses, which for 2022 includes a $1.0 million loss on the sale of a business (see Note 2, "Business Combination, Acquisitions, and Divestiture," in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to the divestiture) and for all periods includes net losses from disposal of fixed assets and foreign currency transactions. We have included within the definition of Adjusted EBITDA impairment of indefinite-lived intangible assets, changes in the fair value of warrant liabilities, changes in the fair value of the earn-out liability, and losses from the early extinguishment of debt, as management believes such matters, when they occur, do not directly reflect the performance of the underlying business.

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

The following unaudited table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	For the years ended December 31,
	2022	2021	2020
Net income (loss)	$73,774	$(27,139)	$32,857
Adjustments:
Depreciation	10,107	11,527	7,886
Amortization of intangible assets	14,683	13,999	11,082
Interest expense	40,227	39,128	43,772
Income tax expense	4,493	10,429	8,826
EBITDA	143,284	47,944	104,423
Acquisition and restructuring costs	4,513	23,668	9,743
Impairment of indefinite-lived intangible assets	2,395	—	—
Change in fair value of warrant liability	(57,021)	32,580	—
Change in fair value of earn-out liability	(10,731)	8,875	—
Equity-based compensation expense	24,395	4,963	487
Product rationalization	4,519	—	—
Loss on early extinguishment of debt	—	13,650	—
Related party acquisition and management fee costs	—	25,789	6,089
Notable items	1,838	11,270	3,891
Other expense	1,514	755	1,517
Adjusted EBITDA	$114,706	$169,494	$126,150

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

On December 31, 2022, the Company had cash of $26.2 million and availability of $113.8 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. On December 31, 2022, the Company had $10.0 million in borrowings and $1.2 million of letters of credit outstanding under the revolving credit facility. In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending March 31, 2023 through the fiscal quarter ending March 31, 2024 (the “Covenant Relief Period”), to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter.

The Company is obligated under various operating leases for facilities, equipment, and automobiles with estimated lease payments of approximately $7.2 million, including short-term leases, due in fiscal year 2023. See Note 14, "Lease Commitments" in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to the Company’s lease obligations.

Holley's capital expenditures for the year ended December 31, 2022 of $13.6 million are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $10 million to $15 million in fiscal year 2023.

See Note 6, "Debt" in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further detail of our credit facility and the timing of principal maturities. On December 31, 2022, based on the then current weighted average interest rate of 8.4%, expected interest payments associated with outstanding debt totaled approximately $55.7 million for fiscal year 2023.

As discussed under “Business Environment” above, although the future impact of supply chain disruptions and inflationary pressures are highly uncertain, the Company believes that its current operating performance, operating plan, cash position, and borrowings available under its revolving credit facility will be sufficient to satisfy its liquidity needs and capital expenditure requirements for at least the next twelve months and thereafter for the foreseeable future.

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

	For the years ended December 31,
	2022	2021	2020
Cash flows provided by operating activities	$12,312	$21,583	$88,413
Cash flows used in investing activities	(25,037)	(134,089)	(165,618)
Cash flows provided by financing activities	2,850	77,157	140,544
Effect of foreign currency rate fluctuations on cash	(300)	—	—
Net decrease in cash and cash equivalents	$(10,175)	$(35,349)	$63,339

Operating Activities. Cash provided by operating activities for the year ended December 31, 2022, was $12.3 million compared to cash provided by operating activities of $21.6 million for the year ended December 31, 2021. Cash provided by prepaids and other current assets, accrued interest and accounts receivable increased by $14.6 million, $5.9 million, and $3.3 million, respectively. Offsetting these increases were decreases in cash provided by inventory, accrued liabilities and accounts payable of $13.3 million, $13.0 million, and $9.5 million, respectively. The changes in accounts receivable, accounts payable, and inventory are impacted by fluctuations in sales and accrued interest, accounts receivable and accounts payable are impacted by the timing of receipts and payments.

Cash provided by operating activities for the year ended December 31, 2021, was $21.6 million compared to cash provided by operating activities of $88.4 million for the year ended December 31, 2020. Cash provided by accounts receivable, accrued liabilities and accounts payable increased by $11.8 million, $9.2 million, and $0.3 million, respectively. Offsetting these increases were decreases in cash provided by inventory and prepaids and other current assets of $67.1 million and $15.3 million, respectively. The changes in accounts receivable, accounts payable and inventory reflect the growth in the business in 2021.

Investing Activities. Cash used in investing activities for the year ended December 31, 2022, was $25.0 million, primarily relating to acquisitions of $14.3 million and capital expenditures of $13.6 million. For the year ended December 31, 2021, cash used in investing activities was $134.1 million, primarily relating to acquisitions of $119.2 million and capital expenditures of $15.2 million. For the year ended December 31, 2020, cash used in investing activities was $165.6 million, primarily relating to acquisitions of $156.8 million and capital expenditures of $9.4 million.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2022, was $2.9 million, which primarily reflected net borrowings on long-term debt. Cash provided by financing activities for the year ended December 31, 2021, was $77.2 million, which included $630.0 million in proceeds from long-term debt, $132.3 million in cash received due to the recapitalization, and $25.0 million in net borrowings under the revolving credit agreement, largely offset by $687.5 million in principal payments on long-term debt, $13.4 million in deferred financing fees, and $9.2 million in payment of contingent consideration on acquisitions. Cash provided by financing activities for the year ended December 31, 2020, was $140.5 million, which included $170.0 million of proceeds from long-term debt, net of $24.6 million in debt payments and $4.7 million in deferred financing fees.

Working Capital. On December 31, 2022, working capital was $223.7 million compared to $199.9 million on December 31, 2021. For the year ended December 31, 2022, inventories increased by $48.5 million. Offsetting this increase in working capital were a decrease in cash of $10.2 million, an increase in accrued liabilities of $8.5 million, and a decrease in accounts receivable of $4.3 million,

Holley’s working capital on December 31, 2021, increased $23.9 million from $176.0 million at December 31, 2020. For the year ended December 31, 2021, inventories increased by $51.1 million, prepaid and other current assets increased by $13.9 million, while acquisition contingent consideration payable decreased by $9.2 million. Offsetting these items were a decrease in Holley's cash balance of $35.3 million and an increase in accounts payable of $11.1 million.

Critical Accounting Estimates

The discussion and analysis of Holley's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. See Note 1, "Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies", in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a complete summary of the significant accounting policies used in the presentation of Holley's financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Holley evaluates its estimates and assumptions on an ongoing basis. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting Holley's reported results of operations and financial condition.

Critical accounting policies and estimates are those that management considers the most important to the portrayal of Holley's financial condition and results of operations because they require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Holley believes that its most critical accounting estimates are related to accounting for inventory reserves, the fair value of assets and liabilities acquired in the Business Combination and acquisitions, and accounting for goodwill and intangible assets. These critical accounting policies are addressed below.

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

Fair Value of Acquired Assets and Liabilities

Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of significant judgment regarding estimates and assumptions. The same applies to assigning fair market values to the liabilities assumed in the Business Combination at the date of the transaction and at each reporting date thereafter. While the ultimate responsibility resides with management, for certain acquisitions the Company retains the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long- lived assets, and liabilities assumed in the Business Combination. Acquired intangible assets, excluding goodwill, are valued using various methodologies including discounted cash flows, relief from royalty, and multiperiod excess earnings depending on the type of intangible asset purchased. These methodologies incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates. The Company uses a Monte Carlo simulation model to estimate the fair value of its private warrants and earn-out liability assumed in the Business Combination, which requires certain subjective inputs and assumptions, including expected common stock price volatility, expected term, and risk-free interest rates. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities. See Note 2, "Business Combination, Acquisitions, and Divestiture" and Note 8, "Fair Value Measurements" in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to the Company’s assets and liabilities measured at fair value.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and identifiable intangible assets of businesses acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2022, management concluded it was necessary to reevaluate goodwill and indefinite-lived intangible assets for impairment after supply chain challenges led to management revising its earnings estimate for 2022, which resulted in a decline in the Company's market capitalization. Based on a quantitative assessment in the third quarter of 2022, we did not identify any indicators of goodwill impairment. During the fourth quarter of 2022, management performed the annual impairment test for goodwill, and a quantitative analysis did not identify any indicators of impairment. Based on the annual impairment assessment, the estimated fair value exceeded the carrying value of the reporting unit by 15%. As of December 31, 2022, management concluded it was necessary to reevaluate goodwill for impairment due to a further downward revision of its earnings estimate for 2022 and a continued decline in the Company's market capitalization. Accordingly, management performed a qualitative assessment and did not identify any indicators of impairment. Goodwill was $418.1 million as of December 31, 2022, and is considered at higher risk of failing future quantitative impairment tests due to the narrow difference between fair value and carrying value. No goodwill impairment changes were incurred during 2022 and 2021.

Intangible assets include trade names, customer relationships and developed technology obtained through business acquisitions. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Indefinite life intangible assets are not amortized but are tested for impairment at least annually or more often if circumstances indicate that the carrying amounts may not be recoverable. During the third quarter of 2022, a quantitative assessment of indefinite life intangible assets identified certain tradenames for which the carrying amounts might not be recoverable. As a result of this evaluation, a pre-tax impairment of $2.4 million was recognized on certain indefinite-lived tradenames. Management did not identify any circumstances to indicate that it was necessary to reevaluate indefinite-lived intangible assets for impairment in the fourth quarter of 2022. No impairment was recognized on intangible assets in 2021.

The fair value of the indefinite-lived tradenames was estimated using the relief from royalty method, a form of the income approach. Significant judgement is required in estimating the fair value of a reporting unit and in performing impairment tests. The most significant assumptions utilized in the determination of the estimated fair values of the indefinite-lived tradenames were the sales projections and long-term earnings growth rates, the royalty rate and the discount rate. The long-term earnings growth rate represents the expected rate at which the brands are expected to grow beyond the shorter-term business planning period. The royalty rate is based on observed market royalty rates for various industrial, consumer and commercial trademarks. The discount rate is based on our weighted average cost of capital adjusted for risk.

Determining the fair value of the reporting unit requires significant judgment, including judgements about the appropriate terminal growth rates, weighted average costs of capital and the amounts and timing of projected future cash flows. Fair value determinations are sensitive to changes in underlying assumptions, estimates, and market factors. Projected future cash flows are based on our most recent forecasts and strategic plans as well as certain growth rate assumptions. Potential changes in our costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact our near-term cash-flow projections and could trigger a potential impairment of our goodwill. In addition, failure to execute our strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. The Company generally does not hedge its interest rate exposure. On December 31, 2022 the Company had $659.4 million of floating-rate debt outstanding under the Credit Agreement. A hypothetical 100 basis point increase or decrease in interest rates would result in an approximately $6.6 million change to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. On December 31, 2022, the majority the Company’s cash and cash equivalents consisted of cash balances in non-interest-bearing checking accounts which exceed the insurance coverage provided on such deposits. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. On December 31, 2022, the Company was exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euros and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Interim President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management under the supervision and with the participation of the Company’s Interim President and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, on December 31, 2022. Based on their evaluation the Interim President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective on December 31, 2022.

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

The Company’s management, under the oversight of the Interim President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting on December 31, 2022 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this assessment, the Company’s management, under the oversight of the Interim President and Chief Executive Officer and Chief Financial Officer, determined that the Company’s internal control over financial reporting was effective on December 31, 2022.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Holley Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2022, 2021, and 2020

		Charged		Charged
	Balance at	(Credited)	Reserves	Against	Balance at
	Beginning of	to Costs and	from	Allowances	End of
	Period	Expenses	Acquisitions	(1) (2)	Period
Accounts receivable reserve:
Year ended December 31, 2020:
Bad debt reserve	$208	$1,597	$—	$992	$813
Cash discount reserve	242	5,289	—	5,105	426
Year ended December 31, 2021:
Bad debt reserve	813	809	—	666	956
Cash discount reserve	426	6,173	—	6,169	430
Year ended December 31, 2022:
Bad debt reserve	956	878	—	672	1,162
Cash discount reserve	430	5,941	—	5,983	388

Inventory valuation reserve:
Year ended December 31, 2020:
Expired and obsolete reserve	18,870	2,293	480	(409)	22,052
Year ended December 31, 2021:
Expired and obsolete reserve	22,052	3,806	1,226	804	26,280
Year ended December 31, 2022:
Expired and obsolete reserve	26,280	13,410	—	1,156	38,534
(1) Write-off of uncollectible accounts, net of recoveries.
(2) Write-off of obsolete inventory, net of inventory adjustments.

(3)	Exhibits:

See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None

HOLLEY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Holley Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Holley Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 14 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of ASC Topic 842, Leases.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020

Cincinnati, Ohio

March 15, 2023

HOLLEY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$26,150	$36,325
Accounts receivable, less allowance for credit losses of $1,550 and $1,387, respectively	47,083	51,390
Inventory	233,573	185,040
Prepaids and other current assets	18,157	18,962
Total current assets	324,963	291,717
Property, plant, and equipment, net	52,181	51,495
Goodwill	418,121	411,383
Other intangibles assets, net	424,855	438,461
Right-of-use assets	29,522	—
Total assets	$1,249,642	$1,193,056
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$44,948	$45,708
Accrued interest	5,994	3,359
Accrued liabilities	43,317	34,853
Current portion of long-term debt	7,000	7,875
Total current liabilities	101,259	91,795
Long-term debt, net of current portion	643,563	637,673
Warrant liability	4,272	61,293
Earn-out liability	1,176	26,596
Deferred taxes	58,390	70,045
Other noncurrent liabilities	24,992	1,167
Total liabilities	833,652	888,569
Commitments and contingencies (Refer to Note 17 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 117,147,997 and 115,807,337 shares issued and outstanding on December 31, 2022 and 2021, respectively	12	12
Additional paid-in capital	368,122	329,705
Accumulated other comprehensive loss	(944)	(256)
Retained earnings (accumulated deficit)	48,800	(24,974)
Total stockholders' equity	415,990	304,487
Total liabilities and stockholders' equity	$1,249,642	$1,193,056

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2022	2021	2020
Net sales	$688,415	$692,847	$504,179
Cost of goods sold	434,757	406,040	295,935
Gross profit	253,658	286,807	208,244
Selling, general, and administrative	150,728	116,793	70,875
Research and development costs	29,083	28,280	23,483
Amortization of intangible assets	14,683	13,999	11,082
Impairment of indefinite-lived intangible assets	2,395	—	—
Acquisition and restructuring costs	4,513	23,668	9,743
Related party acquisition and management fee costs	—	25,789	6,089
Other operating expense	1,514	755	1,517
Total operating expense	202,916	209,284	122,789
Operating income	50,742	77,523	85,455
Change in fair value of warrant liability	(57,021)	32,580	—
Change in fair value of earn-out liability	(10,731)	8,875	—
Loss on early extinguishment of debt	—	13,650	—
Interest expense	40,227	39,128	43,772
Total non-operating (income) expense	(27,525)	94,233	43,772
Income (loss) before income taxes	78,267	(16,710)	41,683
Income tax expense	4,493	10,429	8,826
Net income (loss)	$73,774	$(27,139)	$32,857
Comprehensive income (loss):
Foreign currency translation adjustment	(990)	30	16
Pension liability gain (loss)	302	388	(293)
Total other comprehensive income (loss)	(688)	418	(277)
Total comprehensive income (loss)	$73,086	$(26,721)	$32,580
Common Share Data:
Weighted average common shares outstanding - basic	116,762,928	89,959,993	67,673,884
Weighted average common shares outstanding - diluted	117,248,296	89,959,993	67,673,884
Basic net income (loss) per share	$0.63	$(0.30)	$0.49
Diluted net income (loss) per share	$0.14	$(0.30)	$0.49

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock
				Accumulated	Retained
			Additional	Other	Earnings
			Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Gain (Loss)	Deficit)	Total
Balance on December 31, 2019	67,673,884	$7	$236,496	$(397)	$(30,692)	$205,414
Net income	—	—	—	—	32,857	32,857
Equity compensation	—	—	487	—	—	487
Foreign currency translation	—	—	—	16	—	16
Pension liability adjustment	—	—	—	(293)	—	(293)
Capital contributions, net	—	—	1,900	—	—	1,900
Balance on December 31, 2020	67,673,884	7	238,883	(674)	2,165	240,381
Net loss	—	—	—	—	(27,139)	(27,139)
Equity compensation	—	—	4,963	—	—	4,963
Foreign currency translation	—	—	—	30	—	30
Pension liability adjustment	—	—	—	388	—	388
Recapitalization transaction, net	48,133,453	5	85,859			85,864
Balance on December 31, 2021	115,807,337	12	329,705	(256)	(24,974)	304,487
Net income	—	—	—	—	73,774	73,774
Equity compensation	—	—	24,395	—	—	24,395
Foreign currency translation	—	—	—	(990)	—	(990)
Pension liability adjustment	—	—	—	302	—	302
Issuance of earn-out shares	1,093,750	—	14,689	—	—	14,689
Warrants exercised	33,333	—	383	—	—	383
Tax withholding related to vesting of restricted stock units	—	—	(1,050)	—	—	(1,050)
Issuance of shares for restricted stock units	213,577	—	—	—	—	—
Balance on December 31, 2022	117,147,997	$12	$368,122	$(944)	$48,800	$415,990

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$73,774	$(27,139)	$32,857
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	10,107	11,527	7,886
Amortization of intangible assets	14,683	13,999	11,082
Impairment of indefinite-lived intangible assets	2,395	—	—
Amortization of deferred loan costs	1,707	3,182	3,092
Amortization of right of use assets	5,666	—	—
Gain on termination of leases	(279)	—	—
(Decrease) increase in warrant liability	(57,021)	32,580	—
(Decrease) increase in earn-out liability	(10,731)	8,875	—
Equity compensation	24,395	4,963	487
Change in deferred taxes	(11,655)	(66)	6,750
Loss on sale of business	1,037	—	—
Loss on early extinguishment of long-term debt	—	13,650	—
Loss (gain) on disposal of property, plant and equipment	253	(82)	943
Provision for inventory reserves	13,410	4,228	3,003
Provision for credit losses	878	147	1,597
Change in operating assets and liabilities:
Accounts receivable	3,777	464	(11,349)
Inventories	(58,406)	(45,073)	22,006
Prepaids and other current assets	1,142	(13,408)	1,884
Accounts payable	(740)	8,727	8,399
Accrued interest	2,635	(3,229)	737
Accrued and other liabilities	(4,715)	8,238	(961)
Net cash provided by operating activities	12,312	21,583	88,413
INVESTING ACTIVITIES:
Capital expenditures	(13,590)	(15,233)	(9,433)
Proceeds from the disposal of fixed assets	888	364	698
Proceeds from sale of business	1,966	—	—
Cash paid for acquisitions, net	(14,301)	(119,220)	(156,833)
Trademark acquisition	—	—	(50)
Net cash used in investing activities	(25,037)	(134,089)	(165,618)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	37,000	655,000	205,000
Principal payments on long-term debt	(33,483)	(687,529)	(59,646)
Deferred financing fees	—	(13,413)	(4,710)
Payment of acquisition contingent consideration	—	(9,200)	—
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	—	132,299	—
Payments from stock-based award activities	(1,050)	—	—
Proceeds from issuance of common stock in connection with the exercise of warrants	383	—	—
Capital distributions	—	—	(100)
Net cash provided by financing activities	2,850	77,157	140,544
Effect of foreign currency rate fluctuations on cash	(300)	—	—
Net change in cash and cash equivalents	(10,175)	(35,349)	63,339
Cash and cash equivalents:
Beginning of period	36,325	71,674	8,335
End of period	$26,150	$36,325	$71,674
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,868	$38,067	$39,945
Cash paid for income taxes	6,834	10,648	3,239
Noncash investing and financing activities:
Earn-out shares issued to Empower Sponsor Holdings LLC	$14,689	$—	$—
Assumption of warrant liability	—	28,713	—
Assumption of earn-out liability	—	17,722	—
Units exchanged in Detroit Speed transaction	—	—	2,000

See accompanying notes to consolidated financial statements.

HOLLEY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.	Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies

Holley Inc., a Delaware corporation headquartered in Bowling Green, Kentucky (the “Company” or “Holley”), conducts operations through its wholly owned subsidiaries. These operating subsidiaries are comprised of Holley Performance Products Inc. (“Holley Performance”), Hot Rod Brands, Inc. (“Hot Rod Brands”), Simpson Safety Solutions, Inc., B&M Racing and Performance Products, Inc., and Speedshop.com, Inc.

On July 16, 2021, (the “Closing” and such date, the “Closing Date”) the Company consummated the business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021, (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc. (“Merger Sub I”), Empower Merger Sub II LLC (“Merger Sub II”), and Holley Intermediate Holdings, Inc. (“Holley Intermediate”). On the Closing Date, Empower changed its name to Holley Inc. See Note 2, “Business Combination, Acquisitions, and Divestiture,” for more information.

Holley Intermediate, the predecessor to Holley, was incorporated on October 25, 2018, to effect the merger of Driven Performance Brands, Inc. (“Driven”) and the purchase of High Performance Industries, Inc. (“HPI”). The Company designs, manufactures and distributes performance automotive products to customers primarily in the United States, Canada and Europe. The Company is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, nitrous oxide injection systems, superchargers, exhaust headers, mufflers, distributors, ignition components, engine tuners and automotive performance plumbing products that are produced through its two major subsidiaries, Holley Performance and Hot Rod Brands. The Company is also a leading manufacturer of exhaust products as well as shifters, converters, transmission kits, transmissions, tuners and automotive software. The Company’s products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and drivability. The Company has locations in North America, Canada, Italy and China.

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

Risks and Uncertainties

COVID-19 has adversely impacted global supply chain and general economic conditions. The Company has continued to experience disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain Company products in distribution channels. The full extent of COVID-19's effect on the Company's operational and financial performance in the future will depend on future developments, including but not limited to the duration, spread, intensity and phase of the pandemic in various countries; the emergence of COVID-19 variants and the utilization and effectiveness of treatments and vaccines against these variants; the further impact of COVID-19 on the global economy; and demand for the Company's products and services. Should the ongoing COVID-19 pandemic not improve, or worsen, or if the Company's attempt to mitigate its impact on its supply chain, operations and costs is not successful, the Company's business, results of operations, and financial condition may be adversely affected. See Part I: Item 1A. Risk Factors for additional discussion on the COVID-19 pandemic and the impact on our business.

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, including the conflict in Ukraine. The Company's operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with its suppliers and customers to minimize disruptions in delivering products to customers. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or “GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These estimates require the use of judgment as future events, and the effect of these events, cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may consult outside experts to assist as considered necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits with financial institutions with original maturities less than 90 days. The Federal Deposit Insurance Corporation insures financial institution deposits up to $250. The Company maintains deposits exceeding $250 in certain accounts at financial institutions. On  December 31, 2022 and 2021, the Company had cash in foreign bank accounts of $5,878 and $5,765, respectively.

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

As part of separate business acquisitions, the Company’s customer relationships, technology and certain tradenames were identified as definite-lived intangible assets. The customer relationship intangible assets are being amortized over a ten to twenty-five year life based on the attrition rate of customers with a weighted-average amortization period of 23.6 years. The technology intangible assets are being amortized over a five to fourteen year life based on the lifecycle of previous technology with a weighted-average amortization period of 12.1 years. The tradenames are being amortized over a fifteen to twenty year life based on the estimated life of the tradename with a weighted-average amortization period of 19.2 years. The weighted-average amortization period for all amortizable intangibles on a combined basis is 22.5 years.

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

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company's term loans are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the term loans. These fees and costs are being amortized using the effective interest method over the term of the related loans and are included in interest expense in the Company's consolidated statements of comprehensive income (loss). If the debt is retired before its scheduled maturity date, any remaining unamortized debt issuance costs are written off in the period the debt is retired as a non-operating expense in the statement of operations as loss on the early extinguishment of debt. For the years ended 2022, 2021 and 2020, the amortization of debt issuance costs included in interest expense was $1,707, $3,182, and $3,092, respectively.

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

For more information about the Company’s revenue from contracts with customers, see Note 9, “Revenue”.

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

Product Warranty

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and are recorded at the time of the sale. These obligations are recorded within accrued liabilities in the consolidated balance sheets (see also Note 17, “Commitments and Contingencies” for additional information on warranty reserves). Significant judgments and estimates must be made and used in connection with establishing warranty allowances in any accounting period. Revision to these estimates is made, when necessary, based upon changes in these factors.

Sales Returns

Estimated sales returns and allowances are recorded as a charge against gross sales in the period in which the related sales are recognized, net of returns to stock. The Company’s customers are permitted to return new, undamaged products within customer-specific limits (which are generally limited to a specified percentage of their annual purchases) in the event that they have overstocked their inventories. The Company estimates sales returns based primarily upon actual historical returns, planned product discontinuances, and promotional sales. Returned products, which are recorded as inventories, are valued at the lower of cost or net realizable value. The physical condition and marketability of the returned products are the major factors considered in estimating realizable value.

Cost of Goods Sold

Cost of goods sold primarily consists of materials and labor expense in the manufacturing of the Company’s products sold to its customers. Cost of goods sold also includes provisions for excess and obsolete inventory, warranty costs, certain allocated costs for facilities, depreciation and other manufacturing overhead.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs for employees in selling, general and administrative functions (including equity-based compensation); costs to operate branch locations, corporate offices and back-office support centers; costs to transport products from facilities to our customers; and other selling, general and administrative expenses, such as professional fees, supplies, and advertising expenses.

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

The Company recognizes income tax positions only if those positions are “more likely than not” of being sustained upon examination by taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in its consolidated income statements. The Company has no amounts accrued for such interest or penalties on  December 31, 2022 and 2021. The Company files income tax returns in the U.S. federal jurisdiction and various foreign and state jurisdictions.

On  December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits. The statute of limitations remains open for U.S. federal income tax examinations for the years ended December 31, 2019, through December 31, 2021. U.S. state jurisdictions have statues of limitations generally ranging from three to eight years. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

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

Advertising

Advertising production costs are expensed the first time the advertising takes place. Total advertising expenses were $7,159, $6,299, and $4,379 for the years ended December 31, 2022, 2021, and 2020, respectively. Advertising costs are classified as a component of selling, general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).

Research and Development Costs

Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amount to $29,083, $28,280, and $23,483 for the years ended December 31, 2022, 2021, and 2020, respectively.

Other Comprehensive Income (Loss)

Comprehensive loss encompasses all changes in stockholder’s equity and includes net income, change in the foreign currency translation adjustment and minimum pension liability. The Company’s accumulated other comprehensive loss shown on the consolidated balance sheets on  December 31, 2022 and 2021 consists of minimum pension loss of $0 and $302, respectively, and foreign currency translation adjustments of $ 944 and $(46), respectively.

Foreign Currencies

The functional currency of the Company’s Italian subsidiary is the Euro. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation gains are reported in accumulated other comprehensive loss as a component of shareholders equity and were $990, $30, and $16 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognizes foreign currency transaction gains (losses) on certain assets and liabilities. These transaction (gains) losses are reported in other expense in the consolidated statements of comprehensive income (loss) and were $(97), $44, and $(284) for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Warrants

The Company accounts for warrants to purchase its common stock as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC Topic 480, meet the definition of a liability pursuant to ASC Topic 480, and whether the warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The fair value of stock options is estimated using the Black Scholes option-pricing model. Restricted stock units are valued at the stock price on the grant date. The fair value of profit interest units ("PIUs") granted by the Holley Stockholder is estimated based on the Company’s estimated equity value for each unit class at the time of granting using the Black-Scholes option-pricing model, discounted to reflect market considerations for illiquidity.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. The Company controls its exposure to credit risk associated with these instruments by (i) placing cash and cash equivalents with several major financial institutions and (ii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures. For more information on the Company’s net sales to its three largest customers, see Note 15, “Major Reseller Customers”.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets, representing their right to use the underlying asset for the lease term, and lease liabilities on the balance sheet for all leases with terms greater than 12 months. The Company adopted the provisions of this guidance effective January 1, 2022, using the modified retrospective optional transition method. Therefore, the standard was applied beginning January 1, 2022, and prior periods were not restated. The adoption of the standard did not result in a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected the package of practical expedients and implemented internal controls and executed changes to business processes to enable the preparation of financial information upon adoption. The adoption of the new standard resulted in the recognition of a right of use asset and short-term and long-term liabilities recorded on the Company's consolidated balance sheet related to operating leases. In addition, the adoption of the standard did not have a material impact on the Company's results of operations or cash flows. See Note 14, "Lease Commitments," for further details.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirements Benefits – Defined Benefit Plans – General (Subtopic 715-20). The ASU will update disclosure requirements for employers that sponsor defined benefit pension or other post retirement plans. The Company adopted ASU 2018-14 on a retrospective basis as of January 1, 2022. Adoption did not result in a significant change to the Company's consolidated financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on a prospective basis as of January 1, 2022. Adoption of the ASU did not have a material effect on the Company's consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), as further modified by ASU 2021-01 and ASU 2022-06 (collectively, the "ASUs"). The ASUs provide temporary optional expedients and exceptions, if certain conditions are met, for applying GAAP to contracts, hedging relationships, and other transactions affected by the transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The standard is currently applicable to contracts entered into before January 1, 2025. The ASUs were effective upon issuance and allowed companies to adopt the amendments on a prospective basis through December 31, 2022. The Company has not adopted any expedients or exceptions under ASU 2020-04.

Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. Adoption of the provisions of ASU 2021-08 are effective for the Company's fiscal year beginning after December 15, 2022, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

2.	BUSINESS COMBINATION, ACQUISITIONS, AND DIVESTITURE BUSINESS COMBINATION

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

ACQUISITIONS

During the three years ended December 31, 2022, the Company completed 14 acquisitions. These acquisitions are expected to enhance the Company's portfolio of products and services in the automotive aftermarket and automotive safety solutions market.

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

In 2022, the Company acquired substantially all the assets of John's Ind., Inc. ("John's"), Southern Kentucky Classics ("SKC"), and Vesta Motorsports USA, Inc., doing business as RaceQuip ("RaceQuip"). These acquisitions were immaterial business combinations. Cash paid for the three acquisitions, net of cash acquired, was $14,863, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and nonamortizable intangibles and goodwill totaling $9,618. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. Pro forma results of operations and the results of operations since the acquisition dates for these immaterial acquisitions have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate.

The final allocation of the purchase price to specific assets acquired and liabilities assumed may change in future periods as the fair value estimates of inventory and intangibles are completed. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

		Measurement
	2022	Period	2022
	(as initially reported)	Adjustments	(as adjusted)
Accounts receivable	$959	$(397)	$562
Inventory	3,481	1,081	4,562
Property, plant and equipment	275	—	275
Other assets	1,132	(1,108)	24
Tradenames	1,689	—	1,689
Customer relationships	1,512	—	1,512
Goodwill	5,858	559	6,417
Accounts payable	(25)	(133)	(158)
Accrued liabilities	(18)	(2)	(20)
	$14,863	$—	$14,863

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

In 2021, the Company acquired substantially all the assets of Finspeed, LLC (“Finspeed”), Classic Instruments LLC (“Classic Instruments”), ADS Precision Machining, Inc., doing business as Arizona Desert Shocks (“ADS”), Rocket Performance Machine, Inc., doing business as Rocket Racing Wheels (“Rocket”), and Speartech Fuel Injections Systems, Inc. (“Speartech”). These five acquisitions were individually immaterial business combinations that are material in the aggregate. Cash paid for the five immaterial acquisitions, net of cash acquired, was $19,909, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and non-amortizable intangibles and goodwill totaling $13,247. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. Pro forma results of operations and the results of operations since the acquisition dates for these immaterial acquisitions have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

		Measurement
	2021	Period	2021
	(as initially reported)	Adjustments	(as adjusted)
Cash	$122	$—	$122
Accounts receivable	618	—	618
Inventory	3,975	—	3,975
Property, plant and equipment	2,274	—	2,274
Other assets	23	—	23
Tradenames	2,608	—	2,608
Customer relationships	2,450	—	2,450
Goodwill	11,017	(2,828)	8,189
Accounts payable	(343)	—	(343)
Accrued liabilities	(129)	122	(7)
	$22,615	$(2,706)	$19,909

The fair value of the acquired customer relationship intangible assets was estimated using the excess earnings approach. The customer relationship intangible assets are being amortized based on the attrition rate of customers which have an estimated weighted average life of 18 years. The fair value of the acquired tradenames intangible asset was estimated using the relief from royalty method, a form of the income approach. The tradenames were determined to have an indefinite life.

The remaining six acquisitions completed during the years ended December 31, 2021 and 2020 are described below.

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

		Measurement
	December 23, 2021	Period	December 23, 2021
	(as initially reported)	Adjustments	(as adjusted)
Accounts receivable	$627	$—	$627
Inventory	1,813	—	1,813
Property, plant and equipment	695	—	695
Other assets	76	—	76
Tradenames	4,630	—	4,630
Customer relationships	6,075	—	6,075
Goodwill	8,363	(79)	8,284
Accounts payable	(81)	79	(2)
Accrued liabilities	(28)	—	(28)
	$22,170	$—	$22,170

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

		Measurement
	December 16, 2021	Period	December 16, 2021
	(as initially reported)	Adjustments	(as adjusted)
Accounts receivable	$22	$—	$22
Inventory	1,682	—	1,682
Property, plant and equipment	20	—	20
Other assets	13	—	13
Tradenames	4,975	—	4,975
Goodwill	19,561	299	19,860
Accounts payable	(34)	—	(34)
Accrued liabilities	(403)	—	(403)
	$25,836	$299	$26,135

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

		Measurement
	April 14, 2021	Period	April 14, 2021
	(as initially reported)	Adjustments	(as adjusted)
Accounts receivable	$3,454	$(61)	$3,393
Inventory	3,892	—	3,892
Property, plant and equipment	1,342	—	1,342
Other assets	493	(91)	402
Tradenames	10,760	—	10,760
Customer relationships	14,640	—	14,640
Patents	1,970	—	1,970
Technology intangibles	110	—	110
Goodwill	17,426	(420)	17,006
Accounts payable	(2,032)	110	(1,922)
Accrued liabilities	(489)	139	(350)
	$51,566	$(323)	$51,243

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

The Company’s results for the year ended December 31, 2021, include $16,593 of net sales and $2,664 of net income from AEM since the date of acquisition. The Company incurred transaction costs in the amount of $2,264, which are reflected in operating expenses for the year ended December 31, 2021.

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

Simpson Performance Products, Inc.

On November 16, 2020, the Company acquired Simpson Performance Products, Inc. (“Simpson”). The purchase price was $117,409. The Company acquired 100% of the outstanding common stock of Simpson. Consideration for the assets acquired consisted of cash payments of $110,209 and an earnout initially valued at $7,200. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $105,882. The goodwill and intangibles generated as a result of this acquisition are not deductible for income tax purposes. The purchase price was funded from the proceeds of debt and cash on hand.

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of finished goods inventory, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

		Measurement
	November 16, 2020	Period	November 16, 2020
	(as initially reported)	Adjustments	(as adjusted)
Cash	$7,715	$-	$7,715
Accounts receivable	3,894	—	3,894
Inventory	19,265	(770)	18,495
Property, plant and equipment	5,952	—	5,952
Other assets	1,613	—	1,613
Tradenames	23,980	—	23,980
Customer relationships	28,770	—	28,770
Patents	2,720	—	2,720
Goodwill	51,305	(893)	50,412
Accounts payable	(2,483)	—	(2,483)
Accrued liabilities	(7,787)	361	(7,426)
Deferred tax liability	(12,993)	1,375	(11,618)
Debt	(4,615)	—	(4,615)
	$117,336	$73	$117,409

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

Detroit Speed, Inc.

On December 18, 2020, the Company acquired Detroit Speed, Inc. (“Detroit Speed”). The purchase price was $11,632. The Company acquired substantially all of the assets and liabilities of Detroit Speed. Consideration for the assets acquired includes cash payments of $9,297 and Class A Units of the Holley Stockholder of $2,000. The acquisition resulted in both amortizable and non-amortizable intangibles and goodwill, totaling $4,482. The goodwill and intangibles generated as a result of this acquisition are partially deductible for income tax purposes. The purchase price was funded from cash on hand and distribution of Class A Units of the Holley Stockholder.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

		Measurement
	December 18, 2020	Period	December 18, 2020
	(as initially reported)	Adjustments	as adjusted)
Cash	$1,784	$—	$1,784
Accounts receivable	418	—	418
Inventory	3,478	(324)	3,154
Property, plant and equipment	3,040	—	3,040
Other assets	215	—	215
Tradenames	1,127	—	1,127
Customer relationships	560	—	560
Goodwill	2,636	159	2,795
Accounts payable	(668)	—	(668)
Accrued liabilities	(1,019)	500	(519)
Deferred tax liability	(274)	—	(274)
	$11,297	$335	$11,632

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

The following table provides the unaudited consolidated pro forma results for the periods presented as if Baer, Brothers, and AEM had been acquired as of January 1, 2020.

	For the years ended December 31,
	2021	2020
Pro forma net sales	$727,369	$551,469
Pro forma net income	(16,248)	35,969

The pro forma results include the effects of the amortization of purchased intangible assets and acquired inventory step- up. The pro forma results are based upon unaudited financial information of the acquired entity and are presented for informational purposes only and are not necessarily indicative of the results of future operations or the results that would have occurred had the acquisitions taken place in the periods noted.

DIVESTITURE

In the fourth quarter of 2022, in connection with a strategic review of its product portfolio, the Company made the decision to sell Finspeed. Finspeed generated approximately $426 in net sales in 2022. The Company received $1,966 cash consideration and recorded a pre-tax loss of $1,037 on the sale of the business, which included a $268 write-down of intangible assets, and was reported as other operating expense in the Consolidated Statements of Comprehensive Income (Loss).

3.	INVENTORY

Inventories of the Company consisted of the following:

	December 31,
	2022	2021
Raw materials	$78,586	$54,818
Work-in-process	23,906	21,728
Finished goods	131,081	108,494
	$233,573	$185,040

4.	BALANCE SHEET DETAILS

Property, Plant and Equipment, net

Property, plant and equipment of the Company consisted of the following:

	December 31,
	2022	2021
Land	$3,426	$1,330
Buildings and improvements	11,051	10,623
Machinery and equipment	66,140	56,824
Construction in process	9,563	12,859
Total property, plant and equipment	90,180	81,636
Less: accumulated depreciation	37,999	30,141
Property, plant and equipment, net	$52,181	$51,495

The Company’s long-lived assets by geographic locations are as follows:

	December 31,
	2022	2021
United States	$50,434	$49,547
International	1,747	1,948
Total property, plant and equipment, net	$52,181	$51,495

Accrued Liabilities

Accrued liabilities of the Company consisted of the following:

	December 31,
	2022	2021
Accrued freight	$6,861	$3,866
Accrued employee compensation and benefits	6,259	9,043
Accrued returns and allowances	5,214	6,135
Accrued taxes	5,222	1,412
Current portion of operating lease liabilities	5,112	-
Accrued other	14,649	14,397
Accrued liabilities	$43,317	$34,853

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the periods indicated:

Balance on December 31, 2020	$359,099
AEM acquisition	17,426
Classic Instruments acquisition	4,912
Speartech acquisition	2,705
ADS acquisition	1,260
Baer acquisition	8,363
Brothers acquisition	19,561
Rocket acquisition	2,141
Measurement period adjustments*	(4,084)
Balance on December 31, 2021	$411,383
John's acquisition	240
SKC acquisition	1,270
RaceQuip acquisition	4,348
Measurement period adjustments*	880
Balance on December 31, 2022	$418,121

* See Note 2, "Business Combination, Acquisitions, and Divestiture"

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, not to exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. In the third quarter and fourth quarters of 2022, the Company performed quantitative and qualitative assessments and did not identify any indicators of impairment. No impairment changes were incurred during 2022 and 2021.

Intangible assets consisted of the following:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(44,178)	$225,772
Tradenames	13,775	(4,843)	8,932
Technology	26,676	(11,523)	15,153
Total finite-lived intangible assets	$310,401	$(60,544)	$249,857

Indefinite-lived intangible assets:
Tradenames	$174,998	—	$174,998

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$268,438	$(32,662)	$235,776
Tradenames	13,775	(4,119)	9,656
Technology	26,675	(9,080)	17,595
Total finite-lived intangible assets	$308,888	$(45,861)	$263,027

Indefinite-lived intangible assets:
Tradenames	$175,434	—	$175,434

The following outlines the estimated future amortization expense related to intangible assets held on  December 31, 2022:

2023	$14,557
2024	13,744
2025	13,714
2026	13,608
2027	13,493
Thereafter	180,741
Total	$249,857

In the third quarter of 2022, management concluded it was necessary to reevaluate indefinite-lived intangible assets for impairment after supply chain challenges led to the Company revising its earnings estimate for 2022, which resulted in a decline in the Company's market capitalization. As a result of this evaluation, a pre-tax impairment of $2,395 was recognized on certain indefinite-lived tradenames. In the fourth quarter of 2022, the Company performed a qualitative assessment of indefinite-lived intangible assets and did not identify any indicators of impairment.

The fair value of the indefinite-lived tradenames was estimated using the relief from royalty method, a form of the income approach. Significant judgement is required in estimating the fair value of intangible assets and in performing impairment tests. The most significant assumptions utilized in the determination of the estimated fair values of the indefinite-lived tradenames were the sales projections and long-term earnings growth rates, the royalty rate and the discount rate. The long-term earnings growth rate represents the expected rate at which the brands are expected to grow beyond the shorter-term business planning period. The royalty rate is based on observed market royalty rates for various industrial, consumer and commercial trademarks. The discount rate is based on the Company's weighted average cost of capital adjusted for risk. Due to the inherent uncertainty in forecasting future sales, actual results in the future may vary significantly from the forecasts.

Potential changes in our costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact our near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.

6.	DEBT

Debt of the Company consisted of the following:

	December 31,
	2022	2021
First lien term loan due November 17, 2028	$649,350	$630,000
Revolver	10,000	25,000
Other	2,770	3,812
Less unamortized debt issuance costs	(11,557)	(13,264)
	650,563	645,548
Less current portion of long-term debt	(7,000)	(7,875)
	$643,563	$637,673

On November 18, 2021, the Company entered into a credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (the "Credit Agreement"). The financing consists of a seven-year $600,000 first lien term loan, a five-year $125,000 revolving credit facility, and a $100,000 delayed draw term loan. The proceeds of any delayed draw loans made after closing were available to the Company to finance acquisitions. Upon the expiration of the delayed draw term loan in May 2022, the Company had drawn $57,000, which is included in the amount outstanding under the first lien term loan due November 17, 2028.

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $1,200 in outstanding letters of credit on  December 31, 2022.

Proceeds from the credit facility were used to repay in full the Company’s obligations under its existing first lien and second lien notes and to pay $13,413 in original issue discount and issuance costs related to the refinancing.

The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028, with the balance due upon maturity on November 17, 2028. Beginning with the year ended December 31, 2022, the Company is required to pay down the term loan by an amount equal to 50% of annual excess cash flow, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for 2022, no excess cash flow payment is expected to be required in 2023. Any such payments offset future mandatory quarterly payments.

Amounts outstanding under the credit facility will accrue interest at a rate equal to either the London Interbank Offering Rate ("LIBOR") or base rate, at the Company's election, plus a specified margin. LIBOR is expected to be phased out by June 2023. The Company's LIBOR-based borrowings under the credit facility contemplate a transition from LIBOR to an alternative index. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On  December 31, 2022, the weighted average interest rate on the Company's borrowings under the credit facility was 8.4%.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets. The Credit Agreement includes representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales. The Credit Agreement also requires that Holley maintain on the last day of each quarter, a Total Leverage Ratio not to exceed a maximum amount. On  December 31, 2022, the Company was in compliance with all financial covenants.

In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending March 31, 2023 through the fiscal quarter ending March 31, 2024 (the “Covenant Relief Period”), to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter. As an ongoing condition to the covenant relief period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility.

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

Future maturities of long-term debt and amortization of debt issuance costs on  December 31, 2022, are as follows:

	Debt	Debt Issuance Costs
2023	$7,851	$1,782
2024	7,430	1,847
2025	7,632	1,915
2026	6,571	1,987
2027	6,571	2,061
Thereafter	626,065	1,965
	$662,120	$11,557

7.	COMMON STOCK WARRANTS

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

The Company’s Warrants were accounted for as liabilities in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, and are presented as warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. On  December 31, 2022 and 2021, a warrant liability with a fair value of $4,272 and $61,293, respectively, was reflected as a long-term liability in the consolidated balance sheet. As of December 31, 2022 and 2021, there were 14,633,311 and 14,666,644 Warrants outstanding, respectively. For the year ended December 31, 2022, a decrease of $57,021 in the fair value of the warrant liability as compared to an increase of $32,580 in the fair value of the warrant liability for the year ended  December 31, 2021, was reflected as change in fair value of warrant liability in the consolidated statements of comprehensive income.

8.	FAIR VALUE MEASUREMENTS

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$2,691	$—	$—	$2,691
Warrant liability (Private)	—	—	1,581	1,581
Earn-out liability	—	—	1,176	1,176
Total fair value	$2,691	$—	$2,757	$5,448

	Fair Value Measured on December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities included in:
Warrant liability (Public)	$39,500	$—	$—	$39,500
Warrant liability (Private)	—	—	21,793	21,793
Earn-out liability	—	—	26,596	26,596
Total fair value	$39,500	$—	$48,389	$87,889

On  December 31, 2022 and 2021, the Company's derivative liabilities for its private and public warrants and the earn-out liability (see Note 2, “Business Combination, Acquisitions, and Divestiture,” for more details) are measured at fair value on a recurring basis. The fair value for the private warrants, earn-out liability, and acquisition contingent consideration payable are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its private warrants and earn-out liability. The fair value of the public warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to warrants and the earn-out liability are recognized as non-operating expense in the consolidated statements of comprehensive income (loss). Changes in the fair value of acquisition contingent consideration payable are recognized as acquisition and restructuring costs in the consolidated statements of comprehensive income (loss).

The fair value of private warrants was estimated at December 31, 2022 and 2021 using the Monte Carlo simulation model with the following assumptions:

	2022	2021
Valuation date price	$2.12	$12.99
Strike price	$11.50	$11.50
Remaining life (in years)	3.54	4.54
Expected dividend	$—	$—
Risk-free interest rate	4.06%	1.19%
Price threshold	$18.00	$18.00

The fair value of the earn-out liability was estimated at December 31, 2022 and 2021 using the Monte Carlo simulation model with the following assumptions:

	2022	2021
Valuation date price	$2.12	$12.99
Expected term (in years)	5.54	6.54
Expected volatility	70.33%	40.59%
Risk-free interest rate	3.88%	1.40%
Price hurdle 1	not applicable	$13.00
Price hurdle 2	$15.00	$15.00

On  December 31, 2022 and 2021, the Company had accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 during the years ended December 31, 2022 and 2021 is as follows:

	Private Warrants	Acquisition Contingent Consideration	Earn-Out Liability	Total
Balance on December 31, 2020	$—	$9,200	$—	$9,200
Cash paid for contingent consideration	—	(26,573)	—	(26,573)
Liabilities assumed in recapitalization	9,613	—	17,722	27,335
Losses included in earnings	12,180	17,373	8,874	38,427
Balance on December 31, 2021	21,793	—	26,596	48,389
Liabilities reclassed to equity	—	—	(14,689)	(14,689)
Gains included in earnings	(20,212)	—	(10,731)	(30,943)
Balance on December 31, 2022	$1,581	$—	$1,176	$2,757

9.	REVENUE

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

The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 365 days. The Company elected the practical expedient to disregard the possible existence of a significant financing component related to payment on contracts, as the Company expects that customers will pay for the products within one year. The Company has evaluated the terms of our arrangements and determined that they do not contain significant financing components. Additionally, as all contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period. The Company provides limited warranties on most of its products against certain manufacturing and other defects. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 17, “Commitments and Contingencies” for more information.

The following table summarizes total revenue by product category. The Company's product category definitions have been revised by management in 2022. The prior-year periods have been revised to conform with the current presentation. There is no change to total sales.

	For the years ended December 31,
	2022	2021	2020
Electronic systems	$282,865	$309,233	$262,164
Mechanical systems	165,007	154,878	120,893
Exhaust	66,767	78,179	72,294
Accessories	108,150	85,280	41,805
Safety	65,626	65,277	7,023
Total sales	$688,415	$692,847	$504,179

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the years ended December 31,
	2022	2021	2020
United States	$669,187	$674,491	$502,661
Italy	19,228	18,356	1,518
Total sales	$688,415	$692,847	$504,179

10.	INCOME TAXES

Income tax expense (benefit) of the Company consisted of the following:

	For the years ended December 31,
	2022	2021	2020
Current income tax expense (benefit):
Federal	$12,356	$7,422	$(530)
State	1,253	323	1,174
Foreign	2,450	2,602	1,668
Total current income tax expense (benefit)	16,059	10,347	2,312
Deferred income tax expense (benefit):
Federal	(8,679)	823	7,136
State	(2,591)	(552)	(622)
Foreign	(296)	(189)	—
Total deferred income tax expense (benefit)	(11,566)	82	6,514
Total income tax expense (benefit)	$4,493	$10,429	$8,826

The Company’s income before income taxes was subject to taxes in the following jurisdictions:

	For the years ended December 31,
	2022	2021	2020
United States	$72,276	$(24,772)	$37,548
Foreign	5,991	8,062	4,135
Income (loss) before income taxes	$78,267	$(16,710)	$41,683

Reported income tax expense (benefit) for the year ended December 31, 2022, 2021 and 2020 differs from the “expected” tax expense (benefit), computed by applying the U.S. Federal statutory income tax rate of 21% to income before income taxes as follows:

	For the years ended December 31,
	2022	2021	2020
Expected tax expense (benefit) at U.S. Federal statutory rates	$16,479	$(3,510)	$8,753
State income tax expense (benefit)	(1,057)	(180)	335
Permanent tax differences	4,275	825	(53)
Foreign-derived intangible income deduction	(298)	—	—
Global intangible low-taxed income	—	375	220
Foreign rate differential	560	719	389
Tax credit	(1,393)	(1,620)	(646)
Earn-outs	(2,254)	5,470	—
Change in fair value of warrants	(11,974)	6,842	—
Transaction costs	—	1,465	280
Other differences, net	155	43	(452)
Total income tax expense (benefit)	$4,493	$10,429	$8,826

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:
Reserves on assets	$12,305	$8,220
Liabilities not yet deductible	3,371	3,040
Interest expense limitation	9,624	7,863
Right-of-use liability	6,899	—
Section 174 expenses	6,197	—
Net operating losses	1,493	1,431
Other	526	253
Total gross deferred tax assets	40,415	20,807
Deferred tax liabilities:
Tradename	33,770	32,713
Intangible assets	41,126	43,965
Goodwill	10,037	7,969
Property, plant and equipment	7,110	6,205
Right-of-use asset	6,762	—
Total gross deferred tax liabilities	98,805	90,852
Net deferred tax liabilities	$58,390	$70,045

Based on the Company’s projected pretax earnings, reversal of deferred tax liabilities and other relevant factors, management believes that it is more likely than not that the Company’s deferred tax assets on  December 31, 2022 and 2021 will be realized.

On  December 31, 2022, the Company's federal and state net operating loss carryforwards for income tax purposes were immaterial. A majority of the U.S. net operating loss carryforwards have no expiration date. The remaining state net operating loss carryforwards expire at various dates through 2035. The entire amount of federal net operating loss carryforward of $625 and a significant portion of state net operating loss carryforward of $868 relate to acquisitions, and, as a result, are limited in the amount that can be recognized in any one year.

Uncertain Tax Positions

Under the accounting rules for income taxes, the Company is not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position. The Company did not have any uncertain tax positions for the year ended December 31, 2022.

The Company recognizes interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in its consolidated statements of comprehensive income (loss). In 2022 and 2021, the Company has not recognized any amount of interest and penalties for uncertain tax positions in its consolidated statements of comprehensive income (loss).

The Company files federal, state, and non-U.S. tax returns in various foreign jurisdictions. For state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2013. For federal tax returns, the Company is no longer subject to tax examination for years prior to 2018. The federal tax returns for 2019 through 2021 remain open for examinations. State income tax returns remain open for examination in various states for tax years 2013 through 2021.

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

11.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the years ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) - basic	$73,774	$(27,139)	$32,857
Less: fair value adjustment for warrants	(57,021)	—	—
Net income (loss) - diluted	$16,753	$(27,139)	$32,857
Denominator:
Weighted average common shares outstanding - basic	116,762,928	89,959,993	67,673,884
Dilutive effect of potential common shares from RSUs	101,290	—	—
Dilutive effect of potential common shares from warrants	384,078	—	—
Weighted average common shares outstanding - diluted	117,248,296	89,959,993	67,673,884
Earnings (loss) per share:
Basic	$0.63	$(0.30)	$0.49
Diluted	$0.14	$(0.30)	$0.49

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted earnings per share due to the anti-dilutive effect such shares would have on net loss per common share.

	For the years ended December 31,
	2022	2021	2020
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	—	14,666,644	—
Stock options	1,709,690	1,386,974	—
Restricted stock units	540,344	656,485	—
Earn-out shares	1,093,750	2,187,500	—
Total anti-dilutive shares	3,343,784	18,897,603	—

12.	BENEFIT PLANS

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

On January 28, 2022, the Company approved the termination of its defined benefit pension plan, effective March 31, 2022. The final distribution of Plan assets pursuant to the termination was not made until the plan termination satisfied all regulatory requirements in the fourth quarter of 2022. Plan participants received their accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the Plan termination was determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, the Plan recognized a final settlement loss of $154.

The following table shows the changes in the benefit obligation and plan assets and the plan’s funded status.

	December 31,
	2022	2021
Change in Projected Benefit Obligation:
Benefit obligation, January 1	$6,104	$6,551
Service cost	113	143
Interest cost	138	152
Plan curtailments	(5,185)	—
Benefits paid	(299)	(349)
Expenses paid	(149)	(135)
Actuarial (gain) loss	(722)	(258)
Benefit obligation, December 31	$—	$6,104
Change in Plan Assets:
Fair value of plan assets, January 1	$5,242	$4,756
Actual return on plan assets	(374)	499
Employer contributions	765	471
Plan settlements	(5,185)	—
Benefits paid from plan assets	(299)	(349)
Expenses paid	(149)	(135)
Fair value of plan net assets, December 31	$—	$5,242
Underfunded status at end of period	$—	$(862)
Amounts recognized in the consolidated balance sheet:
Current liabilities	$—	$—
Non-current liabilities	—	(862)
Net amount recorded	$—	$(862)

There was no remaining accumulated benefit obligation for the Plan as of December 31, 2022. The accumulated benefit obligation for the Plan was $6,104 on  December 31, 2021. The Company made contributions of $765, $471, and $589 in 2022, 2021 and 2020, respectively. There were no participant contributions in 2022, 2021 or 2020.

Unrecognized actuarial losses are recognized as a component of accumulated other comprehensive income. The following table shows the balances reflected in accumulated other comprehensive income on a pre-tax basis for the periods presented:

	December 31,
	2022	2021
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$—	$283

The pre-tax amounts recognized in other comprehensive income were as follows:

	December 31,
	2022	2021
Actuarial (gain) loss arising during measurement period	$(129)	$(513)
Amortization of actuarial loss	(154)	(25)
Total recognized in other comprehensive (income) loss	$(283)	$(538)

The following summarizes the components of net periodic benefit cost for the defined benefit pension plan:

	For the years ended December 31,
	2022	2021	2020
Components of expense:
Service cost	$113	$143	$159
Interest cost	138	152	190
Expected return on plan assets	(218)	(240)	(255)
Settlement loss recognized	154	—	—
Amortization of net loss	—	25	—
Net periodic benefit cost	$187	$80	$94

Weighted-average assumptions used to determine net cost:

	December 31,
	2022	2021
Discount rate	2.78%	2.38%
Expected return on plan assets	5.20%	6.35%

The Company uses a measurement date of December 31 for its defined benefit pension plan.

Weighted-average assumptions used to determine the benefit obligation:

	December 31,
	2022	2021
Discount rate	not applicable	2.78%

In order to develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The fair value of Plan assets on  December 31, 2022, was zero. The fair value of Plan assets on  December 31, 2021, by asset category using the Fair Value measurement hierarchy is shown in the table below. See Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” for more details about fair value measurements.

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

401(k) Plan

The Company has 401(k) savings plan for salaried and non-salaried employees. Participation in the plan is optional. The Company matches employee contributions up to 3.5% each pay period. The Company's matching contributions for the years ended December 31, 2022, 2021, and 2020, include additional discretionary matching contributions of 1% based on the Company's performance targets for 2021, 2020 and 2019, respectively. The Company made matching contributions of $2,990, $2,579, and $1,997 for the years ended December 31, 2022, 2021, and 2020, respectively.

13.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), which provides for the grant of restricted stock awards, incentive and nonqualified stock options, and other share-based awards to employees, directors and non-employees. On  December 31, 2022, the Company had 8,850,000 shares of common stock reserved for issuance and 5,816,705 shares available for future grants under the 2021 Plan.

Stock Options

Stock option grants generally have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised at termination of service. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021, was $4.65 and $3.88, respectively.

The following table presents a summary of stock option activity for the year ended December 31, 2022:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining Contractual	Intrinsic Value
	Stock Options	Exercise Price	Term (years)	(in millions)
Options outstanding on December 31, 2021	1,386,974	$10.50
Granted	592,056	12.12
Forfeited	(209,417)	11.20
Expired	(59,923)	10.50
Options outstanding on December 31, 2022	1,709,690	$10.97	8.73	$—
Options exercisable on December 31, 2022	399,840	$10.50	8.55	$—

Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. On  December 31, 2022, there was $4,085 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 1.79 years.

The fair value of each stock option granted in 2022 and 2021 was estimated on the grant date using a Black-Scholes option pricing model with the following assumptions:

	For the years ended December 31,
	2022	2021
Weighted-average expected term	6.0	6.0
Expected volatility	36.0% - 40.0%	40.3%
Expected dividend	—	—
Risk-free interest rate	1.98% - 3.06%	0.94%

The expected term has been estimated using a simplified method, which calculates the expected term as the mid-point between the vesting date and the contractual life of the awards since the Company does not have an extended history of actual exercises. The expected dividend yield is assumed to be zero since the Company has never paid dividends and does not have current plans to pay any dividends. The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options. Expected volatility is based on an evenly weighted blend of implied volatility and historical volatility of publicly traded peer companies since the Company has limited historical volatility.

Restricted Stock Units

Restricted stock units (“RSUs”) vest ratably over one to three years of continued employment. The fair value of a RSU at the grant date is equal to the market price of the Company’s common stock on the grant date. The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2022 and 2021, was $5.87 and $12.06, respectively. The total fair value of shares vested on the vesting date during the year ended December 31, 2022, was $3,497.

The following table summarizes activities for the Company’s unvested RSUs for the year ended December 31, 2022:

	Unvested Restricted Stock Units
		Weighted
	Number of	Average Grant
	RSUs	Date Fair Value
December 31, 2021	656,485	$12.06
Granted	868,853	5.87
Vested	(303,283)	12.06
Forfeited	(113,725)	12.13
December 31, 2022	1,108,330	$9.43

Compensation expense for RSUs is recorded based on amortization of the grant date fair market value over the period the restrictions lapse. On  December 31, 2022, there was $6,262 of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted-average period of 1.77 years.

Profit Interest Units

The Holley Stockholder authorized an incentive pool of 41,400,000 units of Holley Stockholder that its management has the right to grant to certain employees of the Company. As of December 31, 2022, no units are available for grant. The units, which are designated as PIU's, are a special type of limited liability company equity unit that allows the recipient to potentially participate in a future increase in the value of the Company. The PIUs were issued for no consideration and generally provided for vesting over a requisite service period, subject to the recipient remaining an employee of the Company through each vesting date. Compensation expense related to PIUs is recorded based on the grant-date fair value over the requisite service period.

In October 2022, the Holley Stockholder amended the vesting criteria to allow for immediate vesting of all outstanding and unvested units. The changes to these awards were deemed to be modification events under ASC Subtopic 718-10, Stock Compensation. Accordingly, during the year ended December 31, 2022, the Company recognized catch-up equity-based compensation expense, including incremental fair value resulting from the modification, as applicable to each award grant, amounting to a cumulative adjustment of $11,351 presented in selling, general and administrative expenses.

The following table summarizes activities for unvested PIUs for the year ended December 31, 2022:

	Unvested Profit Interest Units
		Weighted
	Number of	Average Grant
	PIUs	Date Fair Value
December 31, 2021	36,506,814	$0.56
Vested	(36,506,814)	0.56
December 31, 2022	$—

For the years ended December 31, 2022, 2021 and 2020, 36,506,814, 1,693,804, and 1,697,071 PIUs vested with total grant-date fair values of $20,276, $535, and $487, respectively. On  December 31, 2022, all PIUs were vested and all compensation expense related to the PIUs has been recognized.

The Holley Stockholder's previously granted PIUs included 24,074,944 units that contained certain performance vesting criteria related to the attainment of specified levels of return for certain other investors in the Holley Stockholder and the occurrence of certain events. Compensation expense for these performance-based awards was not previously recognized, as meeting the necessary performance conditions for vesting was not considered probable. The early vesting of these awards was classified as a Type III: Improbable to Probable modification event under ASC Subtopic 718-10, and the fair value of the modified awards was estimated on the modification date using a Black-Scholes option pricing model. Determining the fair value of PIUs is affected by estimates involving inherent uncertainties, as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of the equity unit classes, value adjustments for a reduction in marketability, expected unit price volatility over the expected term of the units, unit redemption and cancellation behaviors, risk-free interest rates and expected dividends. The fair value of PIUs was estimated on the grant date with the following assumptions:

	For the years ended December 31,
	2022	2021	2020
Weighted-average expected term	3.0	2.0	3.4
Expected volatility	65.0%	55.0%	72.5%
Expected dividend	—	—	—
Risk-free interest rate	4.3%	0.3%	0.3%

The expected term has been estimated based on the contractual terms, vesting schedules and expectations of future unit holder behavior. The expected dividend yield is assumed to be zero since the Company has never paid dividends and does not have current plans to pay any dividends. The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. As the Holley Stockholder is a private company and does not have a trading history for its equity units, the expected price volatility for the equity units is estimated by taking the average historical price volatility for industry peers. Industry peers, which the Company has designated, consist of several public companies in the industry similar in size, stage of life cycle and financial leverage.

The components of share-based compensation expense, included within selling, general and administrative costs in the consolidated statements of comprehensive income, is as follows:

	For the years ended December 31,
	2022	2021	2020
Stock options	$2,349	$824	$—
Restricted stock units	4,304	1,070	—
Profit interest units	17,742	3,069	487

14.	LEASE COMMITMENTS

On January 1, 2022, the Company adopted ASC Topic 842, Leases, using the modified retrospective optional transition method provided by ASU 2018-11, Leases (Topic 842). The effect of applying this guidance resulted in an increase in noncurrent assets for right-of-use assets of$33,887 and an increase in liabilities for associated lease obligations of $34,579, most of which were classified as noncurrent. The adoption of the standard did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

Under the transition option elected by the Company, ASC Topic 842 is applied only to the most current period and reporting for comparative periods presented in the financial statements continues to be in accordance with ASC Topic 840, Leases, including disclosures. Upon adoption, the Company elected the following practical expedients related to ASC 842:

•

not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for any existing leases;

•	to account for the lease and non-lease components as a single lease component for all of the Company's leases; and
•	to apply accounting similar to ASC Topic 840 to leases that meet the definition of short-term leases.

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

The following table summarizes operating lease assets and obligations:

December 31,
2022
Assets:
Operating right of use assets	$29,522
Liabilities:
Current operating lease liabilities - Accrued liabilities	$5,112
Long-term operating lease liabilities - Other noncurrent liabilities	24,992
Total lease liabilities	$30,104

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

For the year ended December 31,
2022
Components of lease expense:
Operating lease expense	$7,294
Short-term lease expense	2,402
Variable lease expense	763
Total lease expense	$10,459
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$7,311
Right-of-use assets obtained in exchange for new operating lease liabilities	13,942
Decapitalization of right-of-use assets upon lease termination and/or modification	12,658

Information associated with the measurement of operating lease obligations as of December 31, 2022, is as follows:

Weighted average remaining lease term (in years)	7.9
Weighted average discount rate	5.77%

The following table summarizes the maturities of the Company's operating lease liabilities as of December 31, 2022:

2023	$6,683
2024	5,440
2025	3,861
2026	3,665
2027	3,612
Thereafter	14,713
Total lease payments	37,974
Less imputed interest	(7,870)
Present value of lease liabilities	$30,104

For the years ended December 31, 2021 and 2020, total rent expense under operating leases approximated $8,412, and $4,688, respectively.

Prior to the Company's adoption of ASC Topic 842 on  January 1, 2022, the maturity schedule of future minimum non-cancelable lease payments under the Company's operating leases in effect as of December 31, 2021 were as follows:

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

The Company's reseller customers include many large and well-known automotive parts retailers and distributors. The following table summarizes resellers that individually account for more than 5% of the Company’s net sales in any of the periods presented:

	For the years ended December 31,
	2022	2021	2020
Customer A	19.2%	19.3%	21.5%
Customer B	3.4%	4.1%	5.4%

The following reseller customers accounted for 10% or more of the Company’s account receivable balance in any of the periods presented:

	December 31,
	2022	2021
Customer A	11.3%	7.4%

16.	ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes total acquisition, restructuring and management fee costs:

	For the years ended December 31,
	2022	2021	2020
Acquisitions (1)	$1,887	$5,074	$4,434
Restructuring (2)	2,626	1,421	5,309
Management fees (3)	—	25,789	6,089
Earn out adjustment (4)	—	17,173	—
Total acquisition, restructuring and management fees	$4,513	$49,457	$15,832

(1)	Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to acquisitions.
(2)	Includes costs incurred as part of the restructuring of operations including professional and consulting services.
(3)

Includes acquisition costs and management fees paid to Sentinel Capital Partners, including a fee of $23,275 paid in 2021 upon the Closing of the Business Combination. Director compensation of $180 and $90 attributable to Mr. Basham's and Mr. Coady's service on Holley's Board of Directors paid to Sentinel Capital Partners is included in selling, general, and administrative cost for the years ended December 31, 2022 and 2021.

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

	For the years ended December 31,
	2022	2021	2020
Beginning balance	$3,994	$3,989	$3,454
Accrued for current year warranty claims	12,261	10,185	11,251
Settlement of warranty claims	(12,671)	(10,180)	(10,716)
Ending balance	$3,584	$3,994	$3,989

18.	SUBSEQUENT EVENT

In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending March 31, 2023 through the fiscal quarter ending March 31, 2024 (the “Covenant Relief Period”), to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter. As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations.

Refer to Note 6 - Debt for more information regarding the Company's debt and Credit Agreement.

Exhibit Index

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC and Holley Intermediate Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Bylaws of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2022).
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

4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-248899), filed with the SEC on September 25, 2020).
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
10.4

#New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Thomas W. Tomlinson (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.5

#Employment Agreement, dated as of December 12, 2022, by and between Holley Inc. and Jesse Weaver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2022).

10.6

#New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Sean Crawford (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.7

#New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Terrill M. Rutledge (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.8

#New Executive Agreement, effective July 16, 2021, by and among Holley Intermediate Holdings Inc. and Vinod Nimmagadda (as assigned to Holley Inc.) (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).

10.9	#Employment Agreement, dated as of March 30, 2022, by and between Holley Inc. and Carly Kennedy.
10.10	#Offer Letter, dated as of November 8, 2022, by and between Holley Performance Products, Inc. and Brian Appelgate.
10.11	#Form of Indemnification Agreement of Holley Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.12	#Form of Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.13	#Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.14

Non-Disclosure Agreement, dated as of August 10, 2021, between the Company, Sentinel Capital Partners, L.L.C., Owen Basham and James Coady (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2021).

10.15

Non-Disclosure Agreement, dated as of August 10, 2021, between the Company, MidOcean US Advisor, LP, Matthew Rubel and Graham Clempson (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2021).

10.16

Credit Agreement dated as of November 18, 2021, by and among Holley Inc. as Borrower, Wells Fargo Bank, N.A. as administrative agent, and other lender parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2021).

10.17	Amendment to Credit Agreement, dated as of March 3, 2023, by and among Holley Inc. and certain of its subsidiaries as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and other lender parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2023).
10.18

Amended and Restated Forward Purchase Agreement, dated as of March 11, 2021, by and between Empower Ltd. and Empower Funding LLC. as assigned to MidOcean Partners V, L.P. and MidOcean Partners V, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-255133), filed with the SEC on April 8, 2021.

10.19

Form of Subscription Agreement, by and between Empower and the Subscriber party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

10.20

Sponsor Agreement, dated as of March 11, 2021, by and among Empower Ltd., Empower Sponsor Holdings LLC, and Holley Parent Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

10.21	#Indemnity Agreement, dated October 9, 2020, between Empower and Matthew Rubel (incorporated by reference to Exhibit 10.7 of Empower’s Form 10-K, filed with the SEC on March 8, 2021).
10.22	#Indemnity Agreement, dated October 9, 2020, between Empower and Gina Bianchini (incorporated by reference to Exhibit 10.10 of Empower’s Form 10-K, filed with the SEC on March 8, 2021).
10.23	#Form of Performance Stock Unit Grant Notice and Agreement.
21.1	Subsidiaries of Holley Inc.
23.1	Consent of Grant Thornton LLP.
24.1	Power of attorney (included in the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#   Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Michelle Gloeckler
Michelle Gloeckler
Interim President and Chief Executive Officer
(Principal Executive Officer)

March 15, 2023

/s/ Jesse Weaver
Jesse Weaver
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 15, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Michelle Gloeckler
	Michelle Gloeckler	Director and Interim President and Chief Executive Officer (principal executive officer)	March 15, 2023

/S/	Jesse Weaver
	Jesse Weaver	Chief Financial Officer (principal financial and accounting officer)	March 15, 2023

/S/	James Coady
	James Coady	Director	March 15, 2023

/S/	Owen Basham
	Owen Basham	Director	March 15, 2023

/S/	Anita Sehgal
	Anita Sehgal	Director	March 15, 2023

/S/	Graham Clempson
	Graham Clempson	Director	March 15, 2023

/S/	Matthew Rubel
	Matthew Rubel	Director and Executive Chairman	March 15, 2023

/S/	Ginger Jones
	Ginger Jones	Director	March 15, 2023