Form 10-Q
period 2023-04-02
Holley Inc.
filed 2023-05-11
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

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

There were 118,265,966 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of May 5, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Securities Act and Exchange Act, as well as protections afforded by other federal securities laws. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Forward-looking statements may be accompanied by words such as “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend” or similar expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Actual results could differ materially due to numerous factors, including but not limited to the Company’s ability to do any of the following:

•	execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business;

•	anticipate and manage through disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain company products in distribution channels;

•	anticipate and manage through supply shortages of key component parts used in our products and the need to shift the mix of products offered in response thereto;

•	respond to interruption from catastrophic events and problems such as terrorism, public health crises, cyber-attacks, or failure of key information technology systems;

•	maintain key strategic relationships with partners and resellers;

•	anticipate and manage through the rise in interest rates which would increase the cost of capital, as well as respond to inflationary pressures;

•	enhance future operating and financial results;

•	respond to uncertainties associated with product and service development and market acceptance;

•	anticipate and manage through increased constraints in consumer demand and/or shifts in the mix of products sold;

•	attract and retain qualified employees and key personnel;

•	protect and enhance the Company’s corporate reputation and brand awareness;

•	recognition of goodwill and other intangible asset impairment charges;

•	effectively respond to general economic and business conditions;

•	acquire and protect intellectual property;

•	collect, store, process and use personal and payment information and other consumer data;

•	comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	obtain additional capital, including use of the debt market;

•	manage to finance operations on an economically viable basis;

•	maintain Holley’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”) and warrants to purchase Common Stock (“Warrants”);

•	comply with laws and regulations applicable to its business, including laws and regulations related to environmental health and safety;

•	respond to litigation, complaints, product liability claims and/or adverse publicity;

•	stay abreast of modified or new laws and regulations;

•	anticipate the significance and timing of contractual obligations;

•	anticipate the impact of, and response to, new accounting standards;

•	maintain proper and effective internal controls;

•	anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;

•	anticipate the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and

•

other risks and factors, listed under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 15, 2023, Part II. Item 1A of this Quarterly Report on Form 10-Q, and in any subsequent filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of
	April 2, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$20,816	$26,150
Accounts receivable, less allowance for credit losses of $1,868 and $1,550 respectively	56,277	47,083
Inventory	229,045	233,573
Prepaids and other current assets	18,046	18,157
Total current assets	324,184	324,963
Property, plant, and equipment, net	50,621	52,181
Goodwill	418,121	418,121
Other intangibles assets, net	421,292	424,855
Right-of-use assets	28,099	29,522
Total assets	$1,242,317	$1,249,642
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$37,403	$44,948
Accrued interest	5,908	5,994
Accrued liabilities	45,683	43,317
Current portion of long-term debt	6,571	7,000
Total current liabilities	95,565	101,259
Long-term debt, net of current portion	636,151	643,563
Warrant liability	5,707	4,272
Earn-out liability	1,604	1,176
Deferred taxes	56,099	58,390
Other noncurrent liabilities	26,793	24,992
Total liabilities	821,919	833,652
Commitments and contingencies (Refer to Note 18 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on April 2, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 117,172,216 and 117,147,997 shares issued and outstanding on April 2, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	368,482	368,122
Accumulated other comprehensive loss	(1,143)	(944)
Retained earnings	53,047	48,800
Total stockholders' equity	420,398	415,990
Total liabilities and stockholders' equity	$1,242,317	$1,249,642

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Net sales	$172,205	$200,055
Cost of goods sold	104,492	117,334
Gross profit	67,713	82,721
Selling, general, and administrative	30,017	34,342
Research and development costs	6,653	8,161
Amortization of intangible assets	3,679	3,661
Acquisition and restructuring costs	1,339	290
Other operating expense	51	222
Total operating expense	41,739	46,676
Operating income	25,974	36,045
Change in fair value of warrant liability	1,435	2,227
Change in fair value of earn-out liability	428	2,381
Interest expense	18,298	7,391
Total non-operating expense	20,161	11,999
Income before income taxes	5,813	24,046
Income tax expense	1,566	7,188
Net income	$4,247	$16,858
Comprehensive income:
Foreign currency translation adjustment	(199)	241
Total comprehensive income	$4,048	$17,099
Common Share Data:
Weighted average common shares outstanding - basic	117,153,525	115,876,204
Weighted average common shares outstanding - diluted	117,244,762	116,048,559
Basic net income per share	$0.04	$0.15
Diluted net income per share	$0.04	$0.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated	Retained
			Additional	Other	Earnings
			Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Gain (Loss)	Deficit)	Total
Balance at December 31, 2021	115,805,639	$12	$329,705	$(256)	$(24,974)	$304,487
Net income	—	—	—	—	16,858	16,858
Equity compensation	—	—	3,162	—	—	3,162
Foreign currency translation	—	—	—	241	—	241
Issuance of earn-out shares	1,093,750	—	14,689	—	—	14,689
Balance at April 3, 2022	116,899,389	$12	$347,556	$(15)	$(8,116)	$339,437

Balance at December 31, 2022	117,147,997	$12	$368,122	$(944)	$48,800	$415,990
Net income	—	—	—	—	4,247	4,247
Equity compensation	—	—	394	—	—	394
Foreign currency translation	—	—	—	(199)	—	(199)
Tax withholding related to vesting of restricted stock units	—	—	(34)	—	—	(34)
Issuance of shares for restricted stock units	24,219	—	—	—	—	—
Balance at April 2, 2023	117,172,216	$12	$368,482	$(1,143)	$53,047	$420,398

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
OPERATING ACTIVITIES:
Net income	$4,247	$16,858
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,485	2,140
Amortization of intangible assets	3,679	3,661
Amortization of deferred loan costs	445	417
Amortization of right of use assets	1,371	1,348
Fair value adjustments to warrant liability	1,435	2,227
Fair value adjustments to earn-out liability	428	2,381
Fair value adjustments to interest rate collar liability	3,020	—
Equity compensation	394	3,162
Change in deferred taxes	(2,302)	(1,310)
Loss (gain) on disposal of property, plant and equipment	(252)	52
Provision for inventory reserves	2,735	44
Provision for credit losses	436	(122)
Change in operating assets and liabilities:
Accounts receivable	(9,623)	(12,275)
Inventories	1,899	(5,384)
Prepaids and other current assets	146	4,286
Accounts payable	(7,611)	(3,712)
Accrued interest	(86)	(172)
Accrued and other liabilities	793	4,748
Net cash provided by operating activities	3,639	18,349
INVESTING ACTIVITIES:
Capital expenditures	(1,001)	(5,740)
Proceeds from the disposal of fixed assets	318	153
Cash paid for acquisitions, net	—	(1,617)
Net cash used in investing activities	(683)	(7,204)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(7,284)	(3,288)
Deferred financing fees	(1,117)	—
Payments from stock-based award activities	(34)	—
Net cash used in financing activities	(8,435)	(3,288)
Effect of foreign currency rate fluctuations on cash	145	(101)
Net change in cash and cash equivalents	(5,334)	7,756
Cash and cash equivalents:
Beginning of period	26,150	36,325
End of period	$20,816	$44,081
Supplemental disclosures of cash flow information:
Cash paid for interest	$14,919	$8,129
Cash paid for income taxes	2,500	—
Noncash investing and financing activities:
Earn-out shares issued to Empower Sponsor Holdings LLC	$—	$14,689

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

The Company consummated a business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. (“Holley Intermediate”) on July 16, 2021, (the “Closing” and such date, the “Closing Date”). The Business Combination was accounted for as a reverse recapitalization in which Holley Intermediate was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes. On the Closing Date, Empower changed its name to Holley Inc and its trading symbol on the New York Stock Exchange (the “NYSE”) from “EMPW” to “HLLY.”

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Risks and Uncertainties

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, specifically the conflict in Ukraine, and the lingering effects of COVID-19. The Company's operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with its suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increased our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or “GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2022, as filed with the SEC on March 15, 2023, in the Company’s annual report on Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

The Company operates on a calendar year that ends on  December 31, 2023 and 2022. The three-month periods ended April 2, 2023 and April 3, 2022 each included 13 weeks.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Summary of Significant Accounting Policies

The following are updates to the significant accounting policies described in our audited consolidated financial statements as of and for the year ended December 31, 2022.

Equity-Based Compensation

The Company accounts for equity-based awards granted to employees and nonemployees under the fair value method prescribed by Accounting Standards Codification ("ASC") Subtopic 718-10, Stock Compensation. Equity-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period (generally the vesting period). The Company accounts for forfeitures as they occur. The fair value of stock options is estimated using the Black Scholes option-pricing model. Restricted stock units are valued at the stock price on the grant date. The fair value of profit interest units ("PIUs") granted by Holley Parent Holdings, LLC (the "Holley Stockholder") is estimated based on the Company’s estimated equity value for each unit class at the time of granting using the Black-Scholes option-pricing model, discounted to reflect market considerations for illiquidity.

The Company also grants performance share units ("PSUs"), which vest if certain company-designated performance targets are achieved. PSUs are valued at the stock price on the grant date. Based on the expected level of achievement, equity-based compensation cost is recognized over the requisite service period. The expected levels of achievement are reassessed over the requisite service period and, to the extent that the expected levels of achievement change, equity-based compensation cost is adjusted in the period of change and the remaining unrecognized cost is recorded over the remaining requisite service period.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative liabilities are classified on the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company uses derivative instruments to manage its exposure to changes in interest rates on borrowings under its debt facility. These derivative instruments are primarily valued on the basis of quotes obtained from banks, brokers, and/or dealers. The valuation of the derivative instruments considers future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value, counterparty risk and other factors underlying derivative instruments.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Prior to the adoption of ASU 2021-08, an acquirer generally recognized assets acquired, and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The Company adopted ASU 2021-08 on January 1, 2023. Adoption of ASU 2021-08 did not impact the Company's consolidated financial statements.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

2.	ACQUISITIONS

In 2022, the Company completed three acquisitions. These acquisitions are expected to enhance the Company's portfolio of products and services in the automotive aftermarket and automotive safety solutions market.

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

3.	INVENTORY

Inventories of the Company consisted of the following:

	As of
	April 2, 2023	December 31, 2022
Raw materials	$73,964	$78,586
Work-in-process	25,645	23,906
Finished goods	129,436	131,081
	$229,045	$233,573

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	As of
	April 2, 2023	December 31, 2022
Land	$3,426	$3,426
Buildings and improvements	11,606	11,051
Machinery and equipment	69,912	66,140
Construction in process	5,791	9,563
Total property, plant and equipment	90,735	90,180
Less: accumulated depreciation	40,114	37,999
Property, plant and equipment, net	$50,621	$52,181

The Company’s long-lived assets by geographic locations are as follows:

	As of
	April 2, 2023	December 31, 2022
United States	$48,841	$50,434
International	1,780	1,747
Total property, plant and equipment, net	$50,621	$52,181

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $418,121 as of April 2, 2023, represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, not to exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. No changes to goodwill occurred during the thirteen weeks ended April 2, 2023.

No impairment charges were incurred during the 13-week periods ended April 2, 2023 and April 3, 2022. Potential changes in our costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact our near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.

Intangible assets consisted of the following:

	April 2, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(47,066)	$222,884
Tradenames	13,775	(5,025)	8,750
Technology	26,676	(12,132)	14,544
Total finite-lived intangible assets	$310,401	$(64,223)	$246,178

Indefinite-lived intangible assets:
Tradenames	$175,114	—	$175,114

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(44,178)	$225,772
Tradenames	13,775	(4,843)	8,932
Technology	26,676	(11,523)	15,153
Total finite-lived intangible assets	$310,401	$(60,544)	$249,857

Indefinite-lived intangible assets:
Tradenames	$174,998	—	$174,998

The following outlines the estimated future amortization expense related to intangible assets held as of April 2, 2023:

2023 (excluding the thirteen weeks ended April 2, 2023)	$10,878
2024	13,744
2025	13,714
2026	13,608
2027	13,493
Thereafter	180,741
Total	$246,178

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

6.	ACCRUED LIABILITIES

Accrued liabilities of the Company consisted of the following:

	As of
	April 2, 2023	December 31, 2022
Accrued freight	$7,719	$6,861
Accrued employee compensation and benefits	9,340	6,259
Accrued returns and allowances	5,494	5,214
Accrued taxes	6,358	5,222
Current portion of operating lease liabilities	4,946	5,112
Accrued other	11,826	14,649
Accrued liabilities	$45,683	$43,317

7.	DEBT

Debt of the Company consisted of the following:

	As of
	April 2, 2023	December 31, 2022
First lien term loan due November 17, 2028	$647,278	$649,350
Revolver	5,000	10,000
Other	2,672	2,770
Less unamortized debt issuance costs	(12,228)	(11,557)
	642,722	650,563
Less current portion of long-term debt	(6,571)	(7,000)
	$636,151	$643,563

On November 18, 2021, the Company entered into a credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (the "Credit Agreement"). The financing consisted of a seven-year $600,000 first lien term loan, a five-year $125,000 revolving credit facility, and a $100,000 delayed draw term loan. The proceeds of delayed draw loans made after closing were available to the Company to finance acquisitions. Upon the expiration of the delayed draw term loan in May 2022, the Company had drawn $57,000, which is included in the amount outstanding under the first lien term loan due November 17, 2028.

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $1,728 in outstanding letters of credit on April 2, 2023.

Proceeds from the credit facility were used to repay in full the Company’s obligations under its existing first lien and second lien notes and to pay $13,413 in deferred financing fees related to the refinancing.

The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028 with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on our results for 2022, no excess cash flow payment was required in 2023. Any such payments offset future mandatory quarterly payments.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

As of April 2, 2023, amounts outstanding under the credit facility accrue interest at a rate equal to either the London Interbank Offering Rate ("LIBOR") or base rate, at the Company's election, plus a specified margin. LIBOR is expected to be phased out by June 2023. The Company's LIBOR-based borrowings under the credit facility contemplate a transition from LIBOR to an alternative index. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On April 2, 2023, the weighted average interest rate on the Company's borrowings under the credit facility was 8.7%.

During the quarter ended April 2, 2023, the Company entered into an interest rate collar in the notional amount of $500,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 9, "Derivative Instruments," for additional information.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets. The Credit Agreement includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales.

In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the quarter ending April 2, 2023 through the quarter ending March 31, 2024 (the “Covenant Relief Period”), to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter. As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The Company incurred $1,117 of deferred financing fees related to the amendment. On April 2, 2023, the Company was in compliance with all financial covenants.

In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to the Secured Overnight Financing Rate ("SOFR").

Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

Future maturities of long-term debt and amortization of debt issuance costs as of April 2, 2023 are as follows:

	Debt	Debt Issuance Costs
2023 (excluding the thirteen weeks ended April 2, 2023)	$5,580	$1,314
2024	7,447	1,897
2025	7,716	2,047
2026	6,571	2,212
2027	6,571	2,392
Thereafter	621,065	2,366
	$654,950	$12,228

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

8.	COMMON STOCK WARRANTS AND EARN-OUT LIABILITY

Upon the Closing, there were 14,666,644 Warrants, consisting of 9,999,977 Public Warrants and 4,666,667 Private Warrants, outstanding to purchase shares of Common Stock that were issued by Empower prior to the Business Combination. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Warrants may be exercised only for a whole number of shares of Common Stock. The Warrants expire on July 16, 2026, the date that is five years after the Closing date, or earlier upon redemption or liquidation. Additionally, the Private Warrants will be non-redeemable and are exercisable on a cashless basis so long as they are held by Empower Sponsor Holdings, LLC (the "Sponsor") or any of its permitted transferees. If the Private Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants at a price of $0.01 per warrant upon 30 days' notice if the closing price of Common Stock equals or exceeds $18.00 per share, subject to adjustments, on the trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such Warrants throughout the 30-day redemption period. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Warrants, the Warrant holder is entitled to exercise his, her or its Warrant prior to the scheduled redemption date. Any such exercise requires the Warrant holder to pay the exercise price for each Warrant being exercised. Further, the Company may redeem the Public Warrants at a price of $0.10 per warrant upon 30 days' notice if the closing price of Common Stock equals or exceeds $10.00 per share, subject to adjustments, on the trading day prior to the date on which notice of redemption is given. Beginning on the date the notice of redemption is given until the Warrants are redeemed or exercised, holders may elect to exercise their Warrants on a cashless basis and receive that number of shares of Common Stock as determined by reference to a table in the warrant agreement.

During any period when the Company has failed to maintain an effective registration statement, warrant holders may exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable best efforts to register or qualify the shares under applicable blue-sky laws to the extent an exemption is not available.

The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of April 2, 2023 and  December 31, 2022, a warrant liability with a fair value of $5,707 and $4,272, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. An increase of $1,435 and $2,227 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended April 2, 2023 and April 3, 2022, respectively. In April 2022, the Company issued 33,333 shares of Common Stock in connection with the exercise of Public Warrants assumed in the Business Combination.

Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (“the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of April 2, 2023 and  December 31, 2022, an earn-out liability with a fair value of $1,604 and $1,176, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. An increase of $428 and $2,381 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended April 2, 2023 and April 3, 2022, respectively.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

9.	DERIVATIVE INSTRUMENTS

The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (“Collars”), to manage its exposure to fluctuations in interest rates on the Company’s variable rate debt. On January 4, 2023, the Company entered into a Collar with Wells Fargo Bank, N.A. ("Wells Fargo") with a notional amount of $500,000 that expires on February 18, 2026. The Collar has a floor of 2.811% and a cap of 5% (based on three-month SOFR). The structure of this Collar is such that the Company receives an incremental amount if the Collar index exceeds the cap rate. Conversely, the Company pays an incremental amount to Wells Fargo if the Collar index falls below the floor rate. No payments are required if the Collar index falls between the cap and floor rates.

As of April 2, 2023, the Company recognized a derivative liability of $3,020 for the Collar in other noncurrent liabilities on the condensed consolidated balance sheet. For the 13-week period ended April 2, 2023, the Company recorded the net change in the fair value of the Collar of $3,020 in interest expense in the condensed consolidated statements of comprehensive income. No cash payments were made or received during the 13-week period ended April 2, 2023, as the applicable rate was between the cap and floor rates.

The fair value of the Collar is determined using observable market-based inputs and the impact of credit risk on the derivative’s fair value (the creditworthiness of the Company’s counterparty for assets and the creditworthiness of the Company for liabilities) (a Level 2 measurement, as described in Note 10, "Fair Value Measurements").

10.	FAIR VALUE MEASUREMENTS

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on April 2, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$3,608	$—	$—	$3,608
Warrant liability (Private)	—	—	2,099	2,099
Interest rate collar	—	3,020	—	3,020
Earn-out liability	—	—	1,604	1,604
Total fair value	$3,608	$3,020	$3,703	$10,331

	Fair Value Measured on December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$2,691	$—	$—	$2,691
Warrant liability (Private)	—	—	1,581	1,581
Earn-out liability	—	—	1,176	1,176
Total fair value	$2,691	$—	$2,757	$5,448

As of April 2, 2023, the Company's derivative liabilities for its private and public warrants, earn-out liability, and Collar are measured at fair value on a recurring basis (see Note 8, “Common Stock Warrants and Earn-Out Liability,” and Note 9, "Derivative Instruments," for more details). The fair values of the private warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its private warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent liabilities on the condensed consolidated balance sheet, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the public warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The fair value of private warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	April 2, 2023	December 31, 2022
Valuation date price	$2.74	$2.12
Strike price	$11.50	$11.50
Remaining life (in years)	3.29	3.54
Expected dividend	$—	$—
Risk-free interest rate	3.69%	4.06%
Price threshold	$18.00	$18.00

The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	April 2, 2023	December 31, 2022
Valuation date price	$2.74	$2.12
Expected term (in years)	5.29	5.54
Expected volatility	68.30%	70.33%
Risk-free interest rate	3.51%	3.88%
Price hurdle	$15.00	$15.00

As of April 2, 2023 and December 31, 2022, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 during the 13-week periods ended April 2, 2023 and April 3, 2022 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2021	$21,793	$26,596	$48,389
Liabilities reclassed to equity	—	(14,689)	(14,689)
Losses included in earnings	327	2,381	2,708
Balance at April 3, 2022	$22,120	$14,288	$36,408

Balance at December 31, 2022	$1,581	$1,176	$2,757
Losses included in earnings	518	428	946
Balance at April 2, 2023	$2,099	$1,604	$3,703

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

The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 365 days. The Company elected the practical expedient to disregard the possible existence of a significant financing component related to payment on contracts, as the Company expects that customers will pay for the products within one year. The Company has evaluated the terms of our arrangements and determined that they do not contain significant financing components. Additionally, as all contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period. The Company provides limited warranties on most of its products against certain manufacturing and other defects. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 18, “Commitments and Contingencies” for more information.

The following table summarizes total revenue by product category.

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Electronic systems	$68,751	$86,146
Mechanical systems	43,318	45,842
Exhaust	15,829	19,332
Accessories	27,465	28,746
Safety	16,842	19,989
Total sales	$172,205	$200,055

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
United States	$166,418	$196,059
Italy	5,787	3,996
Total sales	$172,205	$200,055

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

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Income tax expense	$1,566	$7,188
Effective tax rates	26.9%	29.9%

For the 13-week period ended April 2, 2023, the Company's effective tax rate of 26.9% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period. For the 13-week period ended April 3, 2022, the Company’s effective tax rate of 29.9% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in the fair value of the warrant and earn-out liabilities recognized during the period.

13.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Numerator:
Net income	$4,247	$16,858
Denominator:
Weighted average common shares outstanding - basic	117,153,525	115,876,204
Dilutive effect of potential common shares from RSUs	91,237	172,355
Weighted average common shares outstanding - diluted	117,244,762	116,048,559
Earnings per share:
Basic	$0.04	$0.15
Diluted	$0.04	$0.15

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following outstanding shares of Common Stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Warrants to purchase shares of Common Stock having an exercise price greater than the average share market price for the thirteen weeks ended April 2, 2023 are excluded from the calculation of diluted earnings per share.

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,666,644
Stock options	1,117,102	1,934,975
Restricted stock units	429,948	—
Performance stock units	949,412	—
Earn-out shares	1,093,750	1,093,750
Total anti-dilutive shares	18,223,523	17,695,369

14.	BENEFIT PLANS

On January 28, 2022, the Company approved the termination of its defined benefit pension plan (the "Plan"), effective March 31, 2022. The final distribution of the Plan's assets pursuant to the termination was made in the fourth quarter of 2022 when the plan termination satisfied all regulatory requirements. Plan participants received their accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider.

The following table provides the components of net periodic benefit cost for the 13 weeks ended April 3, 2022:

For the thirteen weeks ended
April 3, 2022
Components of expense:
Service cost	$27
Interest cost	32
Expected return on plan assets	(52)
Net periodic benefit cost	$7

The Company made contributions of $150 to the Plan during the 13-week period ended April 3, 2022.

The Company made matching contributions totaling $575 and $688 to its 401(k) plan during the 13-week periods ended April 2, 2023 and April 3, 2022, respectively.

15.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units and performance stock units may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. As of April 2, 2023, 4,472,332 shares of Common Stock remained available for future issuance under the 2021 Plan.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022

Restricted stock units	$648	$1,183
Performance stock units	52	—
Stock options	(306)	553
Profit interest units	—	1,426

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.

Restricted Stock Units

The Compensation Committee has awarded restricted stock units (“RSUs”) to select employees and non-employee directors. The RSUs vest ratably over one to three years of continued employment. The fair value of a RSU at the grant date is equal to the market price of Common Stock on the grant date. Compensation expense for RSUs is recorded based on amortization of the grant date fair market value over the period the restrictions lapse. As of April 2, 2023, there was $5,980 of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted average period of 1.9 years. The weighted average grant date fair value for RSUs was $2.22 and $12.29 for the 13-week periods ended April 2, 2023 and April 3, 2022, respectively. The fair value of RSUs vested and converted to shares of Common Stock was $146 for the 13-week period ended April 2, 2023.

The following table summarizes RSU activity for the 13-week period ended April 2, 2023:

	Unvested Restricted Stock Units
		Weighted
	Number of	Average Grant
	RSUs	Date Fair Value
December 31, 2022	1,108,330	$9.43
Granted	1,199,777	2.22
Vested	(64,690)	12.29
Forfeited	(189,640)	12.13
April 2, 2023	2,053,777	$3.67

Performance Stock Units

The Compensation Committee has awarded performance stock units (“PSUs”) to select employees. The PSUs represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. On March 8, 2023, the Company granted 949,412 PSUs to key employees with a grant date fair value of $1.98. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. As of April 2, 2023, there was $574 of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a remaining weighted average period of 0.9 years. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of April 2, 2023, there was $1,929 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 1.6 years.

The following table summarizes stock option activity for the 13-week period ended April 2, 2023:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Stock Options	Exercise Price	Term (years)
Options outstanding on December 31, 2022	1,709,690	$10.97
Forfeited	(592,588)	11.11
Options outstanding on April 2, 2023	1,117,102	10.90	8.47
Options exercisable on, April 2, 2023	487,591	10.82	8.40

Profit Interest Units

The Holley Stockholder authorized an incentive pool of 41,400,000 units of Holley Stockholder that its management had the right to grant to certain employees of the Company. The units, which are designated as Profit Interest Units (“PIUs”), are a special type of limited liability company equity unit that allows the recipient to potentially participate in a future increase in the value of the Company. The PIUs were issued for no consideration and generally provided for vesting over a requisite service period, subject to the recipient remaining an employee of the Company through each vesting date.

In the fourth quarter of 2022, the Holley Stockholder amended the vesting criteria to allow for immediate vesting of all outstanding and unvested PIUs. The changes to these awards were deemed to be modification events under ASC Subtopic 718-10, Stock Compensation. Accordingly, during the fourth quarter of 2022, the Company recognized catch-up equity-based compensation expense, including incremental fair value resulting from the modification, as applicable to each award grant. At that time all PIUs were fully vested with no remaining unrecognized compensation cost, and there are no remaining PIUs authorized for issuance.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

16.	LEASE COMMITMENTS

On January 1, 2022, the Company adopted ASC Topic 842, Leases, using the modified retrospective optional transition method provided by ASU 2018-11, Leases (Topic 842). The effect of applying this guidance resulted in an increase in noncurrent assets for right-of-use assets of $33,887 and an increase in liabilities for associated lease obligations of $34,579, most of which were classified as noncurrent. The adoption of the standard did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

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

The Company leases retail stores, manufacturing, distribution, engineering, and research and development facilities, office space, equipment, and automobiles under operating lease agreements. Leases have remaining lease terms of one to 11 years, inclusive of renewal options that the Company is reasonably certain to exercise.

The following table summarizes operating lease assets and obligations, and provides information associated with the measurement of operating lease obligations.

	As of
	April 2, 2023	December 31, 2022
Assets:
Operating right of use assets	$28,099	$29,522
Liabilities:
Current operating lease liabilities - Accrued liabilities	$4,946	$5,112
Long-term operating lease liabilities - Other noncurrent liabilities	23,770	24,992
Total lease liabilities	$28,716	$30,104
Lease term and discount rate
Weighted average remaining lease term (in years)	7.8	7.9
Weighted average discount rate	5.73%	5.77%

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Components of lease expense:
Operating lease expense	$1,586	$2,419
Short-term lease expense	512	608
Variable lease expense	152	87
Total lease expense	$2,250	$3,114
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,751	$1,760
Right-of-use assets obtained in exchange for new operating lease liabilities	—	278

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following table summarizes the maturities of the Company's operating lease liabilities as of April 2, 2023:

2023 (excluding the thirteen weeks ended April 2, 2023)	$4,931
2024	5,440
2025	3,860
2026	3,664
2027	3,612
Thereafter	14,713
Total lease payments	36,220
Less imputed interest	(7,504)
Present value of lease liabilities	$28,716

17.	ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes the Company's total acquisition, restructuring and management fee costs:

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Acquisitions (1)	$-	$249
Restructuring (2)	1,339	41
Total acquisition, restructuring and management fees	$1,339	$290
(1) Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to acquisitions.
(2) Includes costs incurred as part of the restructuring of operations including professional and consulting services and executive severance.

18.	COMMITMENTS AND CONTINGENCIES

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

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Beginning balance	$3,584	$3,994
Accrued for current year warranty claims	2,954	2,588
Settlement of warranty claims	(3,357)	(2,766)
Ending balance	$3,181	$3,816

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

Overview

We are a leading designer, marketer, and manufacturer of high performance automotive aftermarket products serving car and truck enthusiasts, with sales, processing, and distribution facilities reaching most major markets in the United States, Canada, Europe and China. We design, market, manufacture and distribute a diversified line of performance automotive products including fuel injection systems, tuners, exhaust products, carburetors, safety equipment and various other performance automotive products. Our products are designed to enhance street, off-road, recreational and competitive vehicle performance and safety.

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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, under the caption, "Cautionary Note Regarding Forward-Looking Statements," in this Quarterly Report on Form 10-Q, under the caption, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023, and in our subsequent filings with the SEC.

Business Environment

Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, specifically the conflict in Ukraine, and the lingering effects of COVID-19. Our operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, we have attempted to minimize potential adverse impacts on our business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with our suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increased our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if our attempts to mitigate the impact on our supply chain, operations and costs is not successful, our business, results of operations and financial condition may be adversely affected.

Key Components of Results of Operations

Net Sales

The principal activity from which we generate sales is the designing, marketing, manufacturing and distribution of performance after-market automotive parts for its end consumers. Sales are displayed net of rebates and sales returns allowances. Sales returns are recorded as a charge against gross sales in the period in which the related sales are recognized.

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

Acquisition and Restructuring Costs

Acquisition and restructuring costs consist of professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions. In addition, operational restructuring costs and executive severance are included within this classification.

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on LIBOR or the prime rate, plus the applicable margin rate. As of April 2, 2023, $652.3 million was outstanding under our Credit Agreement.

Results of Operations

13-Week Period Ended April 2, 2023 Compared With 13-Week Period Ended April 3, 2022

The table below presents Holley’s results of operations for the 13-week periods ended April 2, 2023 and April 3, 2022 (dollars in thousands):

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022	Change ($)	Change (%)
Net sales	$172,205	$200,055	$(27,850)	(13.9%)
Cost of goods sold	104,492	117,334	(12,842)	(10.9%)
Gross profit	67,713	82,721	(15,008)	(18.1%)
Selling, general, and administrative	30,017	34,342	(4,325)	(12.6%)
Research and development costs	6,653	8,161	(1,508)	(18.5%)
Amortization of intangible assets	3,679	3,661	18	0.5%
Acquisition and restructuring costs	1,339	290	1,049	361.7%
Other expense	51	222	(171)	(77.0%)
Operating income	25,974	36,045	(10,071)	(27.9%)
Change in fair value of warrant liability	1,435	2,227	(792)	(35.6%)
Change in fair value of earn-out liability	428	2,381	(1,953)	(82.0%)
Interest expense	18,298	7,391	10,907	147.6%
Income before income taxes	5,813	24,046	(18,233)	(75.8%)
Income tax expense	1,566	7,188	(5,622)	(78.2%)
Net income	4,247	16,858	(12,611)	(74.8%)
Foreign currency translation adjustment	(199)	241	(440)	nm
Total comprehensive income	$4,048	$17,099	$(13,051)	(76.3%)

Net Sales

Net sales for the 13-week period ended April 2, 2023 decreased $27.9 million, or 13.9%, to $172.2 million, as compared to $200.1 million for the 13-week period ended April 3, 2022. Non-comparable sales associated with acquisitions contributed $1.8 million, or 0.9% of year-over-year growth. The remaining comparable sales decreased by $29.6 million, or 14.8%, compared to the prior year quarter, offsetting the impact from the acquisitions. The decline in comparable sales was driven by supply chain constraints in electronic components and a return to the sales trends experienced prior to the increased demand brought on by the COVID pandemic. As a result, lower unit volume drove a decrease of approximately $36.7 million that was partially offset by improved price realization of approximately $7.0 million compared to the prior year period. Comparable year-over-year results by category include a decrease in electronic systems sales of $17.4 million (20.2% category decline), a decrease in safety products sales of $4.9 million (24.5% category decline), a decrease in exhaust system sales of $3.5 million (18.1% category decline), a decrease in mechanical systems sales of $2.5 million (5.5% category decline), and a decrease in accessories sales of $1.3 million (4.5% category decline).

Cost of Goods Sold

Cost of goods sold for the 13-week period ended April 2, 2023 decreased $12.8 million, or 10.9%, to $104.5 million, as compared to $117.3 million for the 13-week period ended April 3, 2022. The decrease in cost of goods sold during the 13-week period ended April 2, 2023 reflects the decrease in product sales during such period combined with compression in gross profit margin due primarily to inflationary pressures on transportation, labor and component costs.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended April 2, 2023 decreased $15.0 million, or 18.1%, to $67.7 million, as compared to $82.7 million for the 13-week period ended April 3, 2022. Gross margin for the 13-week period ended April 2, 2023 of  39.3% decreased as compared to a gross margin of 41.3% for the 13-week period ended April 3, 2022. The decrease in gross profit and gross profit margin was driven primarily by inflationary factors. In general, gross margin and margins on individual products remain under pressure due to various factors, including potential increases in manufacturing costs and the shift of our sales mix towards products with lower gross margins. Gross margins could also be affected by our ability to manage product quality and warranty costs effectively and to stimulate demand for certain of our products.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended April 2, 2023 decreased $4.3 million, or 12.6%, to $30.0 million, as compared to $34.3 million for the 13-week period ended April 3, 2022. When expressed as a percentage of sales, selling, general and administrative costs were stable at 17.4% of sales for the 13-week period ended April 2, 2023, and 17.2% of sales in 2022. The decrease in selling, general and administrative costs was driven by a $2.8 million decrease in equity compensation costs and a $2.3 million decrease in personnel costs, reflecting the implementation of cost-saving initiatives. Partially offsetting these decreases was an increase of $2.0 million in outbound shipping and handling costs related to inflationary pressures from domestic shipping companies.

Research and Development Costs

Research and development costs for the 13-week period ended April 2, 2023 decreased $1.5 million, or 18.5%, to $6.7 million, as compared to $8.2 million for the 13-week period ended April 3, 2022. The decrease in research and development costs was primarily due to headcount reductions, reflecting the implementation of cost-saving initiatives.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets for the 13-week period ended April 2, 2023 was stable at $3.7 million as compared to $3.7 million for the 13-week period ended April 3, 2022.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 13-week period ended April 2, 2023 increased $1.1 million to $1.3 million, as compared to $0.3 million for the 13-week period ended April 3, 2022. This increase primarily reflects restructuring activities associated with recent acquisitions and executive severance costs.

Operating Income

As a result of factors described above, operating income for the 13-week period ended April 2, 2023 decreased $10.1 million, or 27.9%, to $26.0 million, as compared to $36.1 million for the 13-week period ended April 3, 2022.

Change in Fair Value of Warrant Liability

For the 13-week periods ended April 2, 2023 and April 3, 2022 we recognized losses of $1.4 million and $2.2 million, respectively, from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 13-week periods ended April 2, 2023 and April 3, 2022 we recognized losses of $0.4 million and $2.4 million, respectively, from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the earn-out shares resulting from the Business Combination.

Interest Expense

Interest expense for the 13-week period ended April 2, 2023 increased $10.9 million, or 147.6%, to $18.3 million, as compared to $7.4 million for the 13-week period ended April 3, 2022, reflecting a higher effective interest rate and a $3.0 million fair value adjustment of the interest rate collar.

Income before Income Taxes

As a result of factors described above, we recognized $5.8 million of income before income taxes for the 13-week period ended April 2, 2023, as compared to income before income taxes of $24.1 million for the 13-week period ended April 3, 2022.

Income Tax Expense

Income tax expense for the 13-week period ended April 2, 2023 was $1.6 million, as compared to income tax expense of $7.2 million for the 13-week period ended April 3, 2022. The effective tax rate for the 13-week period ended April 2, 2023 was 26.9%. The difference between the effective tax rate for the 13-week period ended April 2, 2023 and the federal statutory rate in 2023 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. The effective tax rate for the 13-week period ended April 3, 2022 was 29.9%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $4.3 million for the 13-week period ended April 2, 2023, as compared to net income of $16.9 million for the 13-week period ended April 3, 2022. Additionally, we recognized total comprehensive income of $4.1 million for the 13-week period ended April 2, 2023, as compared to total comprehensive income of $17.1 million for the 13-week period ended April 3, 2022. Comprehensive income includes the effect of foreign currency translation adjustments.

Non-GAAP Financial Measures

We believe EBITDA and Adjusted EBITDA are useful to investors in evaluating the Company’s financial performance. In addition, we use these measures internally to establish forecasts, budgets and operational goals to manage and monitor its business. We believe that these non-GAAP financial measures help to depict a more realistic representation of the performance of the underlying business, enabling us to evaluate and plan more effectively for the future. We believe that investors should have access to the same set of tools that its management uses in analyzing operating results.

We define EBITDA as earnings before (a) depreciation, (b) amortization of intangible assets, (c) interest expense, and (d) income tax expense. We define Adjusted EBITDA as EBITDA plus (i) acquisition and restructuring costs, (ii) changes in the fair value of the warrant liability, (iii) changes in the fair value of the earn-out liability, (iv) compensation expense related to equity awards, (v) notable items, which for 2022 includes $431 of non-cash adjustments related to the adoption of ASC 842, "Leases,", and (vi) other expenses, which includes losses from disposal of fixed assets and foreign currency transactions. We have included within the definition of Adjusted EBITDA impairment of indefinite-lived intangible assets, changes in the fair value of warrant liabilities, and changes in the fair value of the earn-out liability, as management believes such matters, when they occur, do not directly reflect the performance of the underlying business.

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

The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the 13-week periods ended April 2, 2023 and April 3, 2022 (dollars in thousands):

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Net income	$4,247	$16,858
Adjustments:
Depreciation	2,485	2,140
Amortization of intangible assets	3,679	3,661
Interest expense	18,298	7,391
Income tax expense	1,566	7,188
EBITDA	30,275	37,238
Acquisition and restructuring costs	1,339	290
Change in fair value of warrant liability	1,435	2,227
Change in fair value of earn-out liability	428	2,381
Equity-based compensation expense	394	3,162
Notable items	24	506
Other expense	51	222
Adjusted EBITDA	$33,946	$46,026

Liquidity and Capital Resources

Our primary cash needs are to support working capital, capital expenditures, acquisitions, and debt repayments. We have generally financed our historical needs with operating cash flows, capital contributions and borrowings under our credit facilities. These sources of liquidity may be impacted by various factors, including demand for our products, investments made in acquired businesses, plant and equipment and other capital expenditures, and expenditures on general infrastructure and information technology.

As of April 2, 2023, the Company had cash of $20.8 million and availability of $118.3 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. As of April 2, 2023, the Company had $1.7 million of letters of credit outstanding under the revolving credit facility. In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023 through the fiscal quarter ending March 31, 2024, to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $5.1 million, including short term leases, due during the remainder of fiscal year 2023. See Note 16, "Lease Commitments" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.

Holley's capital expenditures are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $10 million to $15 million in fiscal year 2023.

See Note 7, "Debt" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of April 2, 2023, based on the then current weighted average interest rate of 8.7%, expected interest payments associated with outstanding debt totaled approximately $42.2 million for the remainder of fiscal year 2023.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

13-week period ended April 2, 2023 Compared With 13-week period ended April 3, 2022

	For the thirteen weeks ended
	April 2, 2023	April 3, 2022
Cash flows provided by operating activities	$3,639	$18,349
Cash flows used in investing activities	(683)	(7,204)
Cash flows used in financing activities	(8,435)	(3,288)
Effect of foreign currency rate fluctuations on cash	145	(101)
Net (decrease) increase in cash and cash equivalents	$(5,334)	$7,756

Operating Activities. Net cash provided by operating activities for the 13-week period ended April 2, 2023 was $3.6 million compared to net cash provided by operating activities of $18.4 million for the 13-week period ended April 3, 2022. Net income decreased $12.6 million to $4.3 million for the 13-week period ended April 2, 2023 from $16.9 million for the 13-week period ended April 3, 2022. Significant changes in the year-over-year change in working capital activity included negative fluctuations from prepaids and other current assets, accounts payable, and accrued liabilities of $4.1 million, $3.9 million, and $4.0 million, respectively. Offsetting these decreases was a positive fluctuation from inventories, net of reserves, of $10.0 million. The change in inventory largely reflects fluctuations in sales while changes in prepaids and other current assets and accounts payable are impacted by the timing of payments.

Investing Activities. Cash used in investing activities for the 13-week period ended April 2, 2023 was $0.7 million due to capital expenditures. Cash used in investing activities for the 13-week period ended April 3, 2022 was $7.2 million which included $5.6 million due to capital expenditures and $1.6 million due to acquisitions.

Financing Activities. Cash used in financing activities for the 13-week period ended April 2, 2023 was $8.4 million, which primarily reflected principal payments on long-term debt and deferred financing fees. Cash used in financing activities for the 13-week period ended April 3, 2022 was $3.3 million due to principal payments on long-term debt.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgements and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting estimates, refer to the section entitled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023. For further information see also Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collar is intended to mitigate some of the effects of increases in interest rates. As of April 2, 2023, a total of $652.3 million of term loan and revolver borrowings were subject to variable interest rates, with a weighted average borrowing rate of 8.7%. A hypothetical 100 basis point increase in interest rates would result in an approximately $2.0 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $6.5 million decrease to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of April 2, 2023, the majority of the Company’s cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of April 2, 2023, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 4. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of April 2, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023. Such risks, uncertainties and other factors may cause our actual results, performance, and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023, except for the addition of the following risk factor:

Recent events affecting the financial services industry could have an adverse impact on the Company's business operations, financial condition, and results of operations.

The closures of Silicon Valley Bank, Signature Bank, and First Republic have created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.

Although we do not have any funds in any of the banks that have been placed into receivership to date, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. These events have resulted in market disruption and volatility and could lead to greater instability in the credit and financial markets and a deterioration in confidence in economic conditions. Our operations may be adversely affected by any such economic downturn, liquidity shortages, volatile business environments, or unpredictable market conditions. These events could also make any necessary debt or equity financing more difficult and/or costly.

The future effect of these events on the financial services industry and broader economy are unknown and difficult to predict but could include failures of other financial institutions to which we or our customers, vendors, or other counterparties face direct or more significant exposure. Any such developments could adversely impact our results of operation and financial position. There may be other risks we have not yet identified. We are working to identify any potential impact of these events on our business in order to minimize any disruptions to our operations. However, we cannot guarantee we will be able to avoid any negative consequences relating to these recent developments or any future related developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan Elections

Graham Clempson, a member of the Company’s board of directors, entered into a share purchase plan on March 13, 2023. Mr. Clempson’s plan provides for the purchase of up to 300,000 shares of Common Stock between June 15, 2023 and December 15, 2023. Mr. Clempson’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Item 6. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC and Holley Intermediate Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Bylaws of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.1	#Letter Agreement, dated February 20, 2023, by and between the Company and Michelle Gloeckler.
10.2	Amendment No. 1 to Credit Agreement, dated as of March 3, 2023, by and among the Company and certain of its subsidiaries, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and other lender parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2023
10.3	#Form of Performance Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2023
10.4	#Severance Agreement and General Release, dated March 28, 2023, by and between Holley Intermediate Holdings LLC and Thomas W. Tomlinson.
10.5	Amendment No. 2 to Credit Agreement, dated as of April 20, 2023, by and among Holley Inc. and certain of its subsidiaries, as the Borrower, Wells Fargo Bank National Association, as Administrative Agent, and other lender parties thereto
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Jesse Weaver
Jesse Weaver
Chief Financial Officer (Duly Authorized Officer)

May 11, 2023