Form 10-Q
period 2023-07-02
Holley Inc.
filed 2023-08-10
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023

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

There were 118,343,604 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of August 4, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Securities Act and Exchange Act, as well as protections afforded by other federal securities laws. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Forward-looking statements may be accompanied by words such as “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend” or similar expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Actual results could differ materially due to numerous factors, including but not limited to the Company’s ability to do any of the following:

•	execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business;

•	anticipate and manage through disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain company products in distribution channels;

•	anticipate and manage through supply shortages of key component parts used in our products and the need to shift the mix of products offered in response thereto;

•	respond to interruption from catastrophic events and problems such as terrorism, public health crises, cyber-attacks, or failure of key information technology systems;

•	maintain key strategic relationships with partners and resellers;

•	anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures;

•	enhance future operating and financial results;

•	respond to uncertainties associated with product and service development and market acceptance;

•	anticipate and manage through increased constraints in consumer demand and/or shifts in the mix of products sold;

•	attract and retain qualified employees and key personnel;

•	protect and enhance the Company’s corporate reputation and brand awareness;

•	recognition of goodwill and other intangible asset impairment charges;

•	effectively respond to general economic and business conditions;

•	acquire and protect intellectual property;

•	collect, store, process and use personal and payment information and other consumer data;

•	comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	obtain additional capital, including use of the debt market;

•	manage to finance operations on an economically viable basis;

•	maintain Holley’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”) and warrants to purchase Common Stock (“Warrants”);

•	comply with existing and/or future laws and regulations applicable to its business, including laws and regulations related to environmental health and safety;

•	respond to litigation, complaints, product liability claims and/or adverse publicity;

•	anticipate the significance and timing of contractual obligations;

•	anticipate the impact of, and response to, new accounting standards;

•	maintain proper and effective internal controls;

•	respond to the impact of changes in U.S. tax laws and regulations, including the impact on deferred tax assets;

•	anticipate the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and

•

respond to other risks and factors, listed under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 15, 2023, in Part II. Item 1A of this Quarterly Report on Form 10-Q, and/or as disclosed in any subsequent filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of
	July 2, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$42,740	$26,150
Accounts receivable, less allowance for credit losses of $2,092 and $1,550 respectively	57,080	47,083
Inventory	217,504	233,573
Prepaids and other current assets	15,951	18,157
Total current assets	333,275	324,963
Property, plant, and equipment, net	49,691	52,181
Goodwill	419,056	418,121
Other intangibles assets, net	417,613	424,855
Right-of-use assets	28,965	29,522
Other noncurrent assets	2,068	—
Total assets	$1,250,668	$1,249,642
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$43,774	$44,948
Accrued interest	6,261	5,994
Accrued liabilities	46,605	43,317
Current portion of long-term debt	6,571	7,000
Total current liabilities	103,211	101,259
Long-term debt, net of current portion	629,435	643,563
Warrant liability	7,725	4,272
Earn-out liability	2,565	1,176
Deferred taxes	47,727	58,390
Long-term operating lease liabilities	24,589	24,992
Total liabilities	815,252	833,652
Commitments and contingencies (Refer to Note 18 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on July 2, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 117,249,854 and 117,147,997 shares issued and outstanding on July 2, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	370,249	368,122
Accumulated other comprehensive loss	(871)	(944)
Retained earnings	66,026	48,800
Total stockholders' equity	435,416	415,990
Total liabilities and stockholders' equity	$1,250,668	$1,249,642

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	$175,262	$179,420	$347,467	$379,475
Cost of goods sold	105,514	104,132	210,006	221,466
Gross profit	69,748	75,288	137,461	158,009
Selling, general, and administrative	29,101	36,269	59,118	70,611
Research and development costs	6,182	8,196	12,835	16,357
Amortization of intangible assets	3,674	3,662	7,353	7,323
Acquisition and restructuring costs	352	1,691	1,691	1,981
Other operating expense	485	325	536	547
Total operating expense	39,794	50,143	81,533	96,819
Operating income	29,954	25,145	55,928	61,190
Change in fair value of warrant liability	2,017	(23,168)	3,452	(20,941)
Change in fair value of earn-out liability	961	(4,234)	1,389	(1,853)
Interest expense	9,899	8,961	28,197	16,352
Total non-operating expense (income)	12,877	(18,441)	33,038	(6,442)
Income before income taxes	17,077	43,586	22,890	67,632
Income tax expense	4,098	3,023	5,664	10,211
Net income	$12,979	$40,563	$17,226	$57,421
Comprehensive income:
Foreign currency translation adjustment	272	501	73	742
Total comprehensive income	$13,251	$41,064	$17,299	$58,163
Common Share Data:
Weighted average common shares outstanding - basic	117,221,419	116,931,623	117,187,287	116,398,177
Weighted average common shares outstanding - diluted	117,868,922	117,114,553	117,556,657	117,343,975
Basic net income per share	$0.11	$0.35	$0.15	$0.49
Diluted net income per share	$0.11	$0.35	$0.15	$0.31

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated	Retained
			Additional	Other	Earnings
			Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Gain (Loss)	Deficit)	Total
Balance at December 31, 2021	115,805,639	$12	$329,705	$(256)	$(24,974)	$304,487
Net income	—	—	—	—	16,858	16,858
Equity compensation	—	—	3,162	—	—	3,162
Foreign currency translation	—	—	—	241	—	241
Issuance of vested Earn-out Shares	1,093,750	—	14,689	—	—	14,689
Balance at April 3, 2022	116,899,389	12	347,556	(15)	(8,116)	339,437
Net income	—	—	—	—	40,563	40,563
Equity compensation	—	—	3,483	—	—	3,483
Foreign currency translation	—	—	—	501	—	501
Warrants exercised	33,333	—	383	—	—	383
Balance at July 3, 2022	116,932,722	$12	$351,422	$486	$32,447	$384,367

Balance at December 31, 2022	117,147,997	$12	$368,122	$(944)	$48,800	$415,990
Net income	—	—	—	—	4,247	4,247
Equity compensation	—	—	394	—	—	394
Foreign currency translation	—	—	—	(199)	—	(199)
Tax withholding related to vesting of restricted stock units	—	—	(34)	—	—	(34)
Issuance of shares for restricted stock units	24,219	—	—	—	—	—
Balance at April 2, 2023	117,172,216	12	368,482	(1,143)	53,047	420,398
Net income	—	—	—	—	12,979	12,979
Equity compensation	—	—	1,806	—	—	1,806
Foreign currency translation	—	—	—	272	—	272
Tax withholding related to vesting of restricted stock units	—	—	(39)	—	—	(39)
Issuance of shares for restricted stock units	77,638	—	—	—	—	—
Balance at July 2, 2023	117,249,854	$12	$370,249	$(871)	$66,026	$435,416

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the twenty-six weeks ended
	July 2, 2023	July 3, 2022
OPERATING ACTIVITIES:
Net income	$17,226	$57,421
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,953	4,663
Amortization of intangible assets	7,353	7,323
Amortization of deferred loan costs	901	846
Amortization of right of use assets	2,707	2,753
Gain on termination of leases	—	(279)
Fair value adjustments to warrant liability	3,452	(20,941)
Fair value adjustments to earn-out liability	1,389	(1,853)
Fair value adjustments to interest rate collar	(2,068)	—
Equity compensation	2,200	6,645
Change in deferred taxes	(10,663)	(1,090)
Loss on disposal of property, plant and equipment	69	336
Provision for inventory reserves	2,973	2,787
Provision for credit losses	717	145
Change in operating assets and liabilities:
Accounts receivable	(10,707)	(6,343)
Inventories	11,691	(29,483)
Prepaids and other current assets	2,239	3,838
Accounts payable	(1,337)	(5,778)
Accrued interest	267	484
Accrued and other liabilities	1,021	(643)
Net cash provided by operating activities	34,383	20,831
INVESTING ACTIVITIES:
Capital expenditures	(2,738)	(9,609)
Proceeds from the disposal of fixed assets	356	244
Cash paid for acquisitions, net	—	(14,077)
Net cash used in investing activities	(2,382)	(23,442)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	27,000
Principal payments on long-term debt	(14,072)	(30,099)
Deferred financing fees	(1,427)	—
Payments from stock-based award activities	(73)	—
Proceeds from issuance of common stock in connection with the exercise of Warrants	—	383
Net cash used in financing activities	(15,572)	(2,716)
Effect of foreign currency rate fluctuations on cash	161	(443)
Net change in cash and cash equivalents	16,590	(5,770)
Cash and cash equivalents:
Beginning of period	26,150	36,325
End of period	$42,740	$30,555
Supplemental disclosures of cash flow information:
Cash paid for interest	$29,097	$16,005
Cash paid for income taxes	12,021	4,276
Noncash investing and financing activities:
Vested Earn-out Shares issued to Empower Sponsor Holdings LLC	$—	$14,689

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

The Company consummated a business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. (“Holley Intermediate”) on July 16, 2021, (the “Closing” and such date, the “Closing Date”). The Business Combination was accounted for as a reverse recapitalization in which Holley Intermediate was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes. On the Closing Date, Empower changed its name to Holley Inc. and its trading symbol on the New York Stock Exchange (the “NYSE”) from “EMPW” to “HLLY.”

The Company designs, manufactures and distributes performance automotive products to customers primarily in the United States, Canada and Europe. The Company is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, nitrous oxide injection systems, superchargers, exhaust headers, mufflers, distributors, ignition components, engine tuners and automotive performance plumbing products. The Company is also a leading manufacturer of exhaust products as well as shifters, converters, transmission kits, transmissions, tuners and automotive software. The Company’s products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and drivability. The Company has locations in the United States, Canada, Italy and China.

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

Risks and Uncertainties

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, specifically the conflict in Ukraine. The Company's operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with its suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increase our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

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

The Company operates on a fiscal year that ends on  December 31, 2023 and 2022. The three- and six-month periods ended July 2, 2023 and July 3, 2022 each included 13 weeks and 26 weeks, respectively.

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

Performance share units that vest based on the achievement of company-designated performance targets are valued at the stock price on the grant date. Compensation expense in respect of such performance share units is recognized each period based on the expected level of achievement and, to the extent that the expected levels of achievement change, compensation cost is adjusted in the period of change with the remaining unrecognized cost recognized over the remaining requisite service period. For performance share units that vest based on the achievement of predetermined market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation model. The fair value associated with each tranche of the award is recognized, straight-line, over the associated requisite service period for that tranche, subject to acceleration if the market condition is met prior to the end of the derived service period.

Unless the awards contain a market condition, previously recognized expense related to forfeited awards is reversed in the period in which the forfeiture occurs. For awards containing a market condition, previously recognized stock-based compensation expense is not reversed when the awards are forfeited as long as the service is provided for the duration of the required service period.

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

The Company accounts for acquisitions using the acquisition method, and accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed is subject to revision. If additional information becomes available, the Company may further revise the purchase price allocation as soon as practical, but no later than one year from the acquisition date. Goodwill generated by the acquisitions is primarily attributable to the strong market position of the entities acquired.

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

In 2022, the Company acquired substantially all the assets of John's Ind., Inc. ("John's"), Southern Kentucky Classics ("SKC"), and Vesta Motorsports USA, Inc., doing business as RaceQuip ("RaceQuip"). These acquisitions were immaterial business combinations. Cash paid for the three acquisitions, net of cash acquired, was $14,863, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and nonamortizable intangibles and goodwill totaling $10,553. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. The final allocation of the purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below.

The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

		Measurement
	2022	Period	2022
	(as initially reported)	Adjustments	(as adjusted)
Accounts receivable	$959	$(397)	$562
Inventory	3,481	146	3,627
Property, plant and equipment	275	—	275
Other assets	1,132	(1,108)	24
Tradenames	1,689	—	1,689
Customer relationships	1,512	—	1,512
Goodwill	5,858	1,494	7,352
Accounts payable	(25)	(133)	(158)
Accrued liabilities	(18)	(2)	(20)
	$14,863	$—	$14,863

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

3.	INVENTORY

Inventories of the Company consisted of the following:

	As of
	July 2, 2023	December 31, 2022
Raw materials	$71,392	$78,586
Work-in-process	24,915	23,906
Finished goods	121,197	131,081
	$217,504	$233,573

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	As of
	July 2, 2023	December 31, 2022
Land	$3,426	$3,426
Buildings and improvements	11,669	11,051
Machinery and equipment	70,947	66,140
Construction in process	5,939	9,563
Total property, plant and equipment	91,981	90,180
Less: accumulated depreciation	42,290	37,999
Property, plant and equipment, net	$49,691	$52,181

The Company’s long-lived assets by geographic locations are as follows:

	As of
	July 2, 2023	December 31, 2022
United States	$47,856	$50,434
International	1,835	1,747
Total property, plant and equipment, net	$49,691	$52,181

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the period indicated:

For the twenty-six weeks ended
July 2, 2023
Balance on December 31, 2022	418,121
Measurement period adjustments	935
Balance on July 2, 2023	$419,056

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

No impairment charges were incurred during the 13-week and 26-week periods ended July 2, 2023 and July 3, 2022. Potential changes in our costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact our near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.

Intangible assets consisted of the following:

	July 2, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(49,949)	$220,001
Tradenames	13,775	(5,206)	8,569
Technology	26,676	(12,742)	13,934
Total finite-lived intangible assets	$310,401	$(67,897)	$242,504

Indefinite-lived intangible assets:
Tradenames	$175,109	—	$175,109

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(44,178)	$225,772
Tradenames	13,775	(4,843)	8,932
Technology	26,676	(11,523)	15,153
Total finite-lived intangible assets	$310,401	$(60,544)	$249,857

Indefinite-lived intangible assets:
Tradenames	$174,998	—	$174,998

The following outlines the estimated future amortization expense related to intangible assets held as of July 2, 2023:

2023 (excluding the twenty-six weeks ended July 2, 2023)	$7,204
2024	13,744
2025	13,714
2026	13,608
2027	13,493
Thereafter	180,741
Total	$242,504

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

6.	ACCRUED LIABILITIES

Accrued liabilities of the Company consisted of the following:

	As of
	July 2, 2023	December 31, 2022
Accrued freight	$5,865	$6,861
Accrued employee compensation and benefits	8,682	6,259
Accrued returns and allowances	6,094	5,214
Accrued taxes	8,793	5,222
Current portion of operating lease liabilities	5,112	5,112
Accrued other	12,059	14,649
Total accrued liabilities	$46,605	$43,317

7.	DEBT

Debt of the Company consisted of the following:

	As of
	July 2, 2023	December 31, 2022
First lien term loan due November 17, 2028	$645,636	$649,350
Revolver	—	10,000
Other	2,453	2,770
Less unamortized debt issuance costs	(12,083)	(11,557)
	636,006	650,563
Less current portion of long-term debt	(6,571)	(7,000)
	$629,435	$643,563

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

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $1,728 in outstanding letters of credit on July 2, 2023.

Proceeds from the credit facility were used to repay in full the Company’s obligations under its previously existing first lien and second lien notes and to pay $13,413 in deferred financing fees related to the refinancing.

The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028 with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow greater than $5,000, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on the Company's results for 2022, no excess cash flow payment was required in 2023. Any such payments offset future mandatory quarterly payments.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

As of July 2, 2023, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On July 2, 2023, the weighted average interest rate on the Company's borrowings under the credit facility was 9.2%.

The Company has entered into an interest rate collar in the notional amount of $500,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 9, "Derivative Instruments," for additional information.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets. The Credit Agreement includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales.

In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the quarter ending April 2, 2023 through the quarter ending March 31, 2024 (the “Covenant Relief Period”), to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter. As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $1,427 of deferred financing fees related to these amendments. On July 2, 2023, the Company was in compliance with all financial covenants.

Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

Future maturities of long-term debt and amortization of debt issuance costs as of July 2, 2023 are as follows:

	Debt	Debt Issuance Costs
2023 (excluding the twenty-six weeks ended July 2, 2023)	$3,793	$907
2024	7,447	1,942
2025	7,642	2,096
2026	6,571	2,265
2027	6,571	2,450
Thereafter	616,065	2,423
	$648,089	$12,083

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

8.	COMMON STOCK WARRANTS AND EARN-OUT LIABILITY

Upon the Closing, there were 14,666,644 Warrants, consisting of 9,999,977 public warrants ("Public Warrants") and 4,666,667 private warrants ("Private Warrants"), outstanding to purchase shares of Common Stock that were issued by Empower prior to the Business Combination. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Warrants may be exercised only for a whole number of shares of Common Stock. The Warrants expire on July 16, 2026, the date that is five years after the Closing date, or earlier upon redemption or liquidation. Additionally, the Private Warrants will be non-redeemable and are exercisable on a cashless basis so long as they are held by Empower Sponsor Holdings, LLC (the "Sponsor") or any of its permitted transferees. If the Private Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

During any period when the Company has failed to maintain an effective registration statement, warrant holders may exercise Warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption, and the Company will use its commercially reasonable best efforts to register or qualify the shares under applicable blue-sky laws to the extent an exemption is not available.

The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of July 2, 2023 and  December 31, 2022, a warrant liability with a fair value of $7,725 and $4,272, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. An increase of $2,017 and a decrease of $23,168 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended July 2, 2023 and July 3, 2022, respectively. An increase of $3,452 and a decrease of $20,941 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 26-week periods ended July 2, 2023 and July 3, 2022, respectively. In April 2022, the Company issued 33,333 shares of Common Stock in connection with the exercise of Public Warrants assumed in the Business Combination.

Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (“the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of July 2, 2023 and  December 31, 2022, an earn-out liability with a fair value of $2,565 and $1,176, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. An increase of $961 and a decrease of $4,234 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended July 2, 2023 and July 3, 2022, respectively. An increase of $1,389 and a decrease of $1,853 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 26-week periods ended July 2, 2023 and July 3, 2022, respectively.

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

As of July 2, 2023, the Company recognized a derivative asset of $2,068 for the Collar in other noncurrent assets on the condensed consolidated balance sheet. For the 13-week and 26-week periods ended July 2, 2023, the Company recorded a net change in the fair value of the Collar as a decrease to interest expense of $5,088 and $2,068, respectively. No cash payments were made or received during the 13-week and 26-week periods ended July 2, 2023, as the applicable rate was between the cap and floor rates as of the settlement dates.

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

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on July 2, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate collar	$—	$2,068	$—	$2,068

Liabilities:
Warrant liability (Public)	$4,994	$—	$—	$4,994
Warrant liability (Private)	—	—	2,731	2,731
Earn-out liability	—	—	2,565	2,565
Total fair value liabilities	$4,994	$—	$5,296	$10,290

	Fair Value Measured on December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$2,691	$—	$—	$2,691
Warrant liability (Private)	—	—	1,581	1,581
Earn-out liability	—	—	1,176	1,176
Total fair value liabilities	$2,691	$—	$2,757	$5,448

As of July 2, 2023, the Company's derivative liabilities for its Private and Public Warrants, earn-out liability, and derivative asset for its Collar are measured at fair value on a recurring basis (see Note 8, “Common Stock Warrants and Earn-Out Liability,” and Note 9, "Derivative Instruments," for more details). The fair values of the private warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent assets on the condensed consolidated balance sheet, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the Collar is recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	July 2, 2023	December 31, 2022
Valuation date price	$4.09	$2.12
Strike price	$11.50	$11.50
Remaining life (in years)	3.04	3.54
Expected dividend	$—	$—
Risk-free interest rate	4.36%	4.06%
Price threshold	$18.00	$18.00

The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	July 2, 2023	December 31, 2022
Valuation date price	$4.09	$2.12
Expected term (in years)	5.04	5.54
Expected volatility	61.26%	70.33%
Risk-free interest rate	4.01%	3.88%
Price hurdle	$15.00	$15.00

As of July 2, 2023 and December 31, 2022, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 liabilities during the 26-week periods ended July 2, 2023 and July 3, 2022 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2021	$21,793	$26,596	$48,389
Liabilities reclassed to equity	—	(14,689)	(14,689)
Gains included in earnings	(7,653)	(1,853)	(9,506)
Balance at July 3, 2022	$14,140	$10,054	$24,194

Balance at December 31, 2022	$1,581	$1,176	$2,757
Losses included in earnings	1,150	1,389	2,539
Balance at July 2, 2023	$2,731	$2,565	$5,296

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

The following table summarizes total revenue by product category.

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Electronic systems	$74,401	$71,060	$143,152	$157,206
Mechanical systems	40,920	44,206	84,238	90,048
Exhaust	17,384	18,037	33,213	37,369
Accessories	26,382	28,353	53,847	57,099
Safety	16,175	17,764	33,017	37,753
Net sales	$175,262	$179,420	$347,467	$379,475

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
United States	$170,817	$173,514	$337,235	$369,573
Italy	4,445	5,906	10,232	9,902
Net sales	$175,262	$179,420	$347,467	$379,475

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

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Income tax expense	$4,098	$3,023	$5,664	$10,211
Effective tax rates	24.0%	6.9%	24.7%	15.1%

For the 13-week period ended July 2, 2023, the Company's effective tax rate of 24.0% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period. For the 13-week period ended July 3, 2022, the Company’s effective tax rate of 6.9% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in the fair value of the warrant and earn-out liabilities recognized during the period.

For the 26-week period ended July 2, 2023, the Company's effective tax rate of 24.7% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period. For the 26-week period ended July 3, 2022, the Company’s effective tax rate of 15.1% differed from the 21% federal statutory rate primarily due a permanent difference related to changes in the fair value of the warrant and earn-out liabilities recognized during the period.

13.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Numerator:
Net income	$12,979	$40,563	$17,226	$57,421
Less: fair value adjustment for Warrants	—	—	—	(20,941)
Net income (loss) - diluted	$12,979	$40,563	$17,226	$36,480
Denominator:
Weighted average common shares outstanding - basic	117,221,419	116,931,623	117,187,287	116,398,177
Dilutive effect of potential common shares from RSUs	647,503	182,930	369,370	177,642
Dilutive effect of potential common shares from Warrants	—	—	—	768,156
Weighted average common shares outstanding - diluted	117,868,922	117,114,553	117,556,657	117,343,975
Earnings per share:
Basic	$0.11	$0.35	$0.15	$0.49
Diluted	$0.11	$0.35	$0.15	$0.31

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following outstanding shares of Common Stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Warrants to purchase shares of Common Stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311	14,633,311	—
Stock options	922,228	1,960,708	922,228	1,960,708
Restricted stock units	1,224,507	220,051	1,224,507	220,051
Performance stock units	2,469,412	—	2,469,412	—
Unvested Earn-out Shares	1,093,750	1,093,750	1,093,750	1,093,750
Total anti-dilutive shares	20,343,208	17,907,820	20,343,208	3,274,509

14.	BENEFIT PLANS

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

The following table provides the components of net periodic benefit cost for the 13-week and 26-week periods ended July 3, 2022:

	For the thirteen weeks ended	For the twenty-six weeks ended
	July 3, 2022	July 3, 2022
Components of expense:
Service cost	$27	$54
Interest cost	32	64
Expected return on plan assets	(52)	(104)
Net periodic benefit cost	$7	$14

The Company's contributions to the Plan were $150 for the 26-week period ended July 3, 2022.

The Company made matching contributions totaling $565 and $1,156 to its 401(k) plan during the 13-week periods ended July 2, 2023 and July 3, 2022, respectively. The Company made matching contributions totaling $1,140 and $1,844 to its 401(k) plan during the 26-week periods ended July 2, 2023 and July 3, 2022, respectively.

15.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. As of July 2, 2023, 4,422,936 shares of Common Stock remained available for future issuance under the 2021 Plan. On June 6, 2023, the Company granted 1,000,000 RSUs and 1,520,000 PSUs to its new President and Chief Executive Officer. These awards were granted outside of the 2021 Plan as employment inducement awards and did not require shareholder approval under the rules of the New York Stock Exchange or otherwise.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Restricted stock units	$1,167	$1,350	$1,815	$2,533
Performance stock units	322	—	374	—
Stock options	317	652	11	1,205
Profit interest units	—	1,481	—	2,907

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.

Restricted Stock Units

The Compensation Committee has awarded RSUs to select employees and non-employee directors. The RSUs vest ratably over one to four years of continued employment. The fair value of a RSU at the grant date is equal to the market price of Common Stock on the grant date. Compensation expense for RSUs is recorded based on amortization of the grant date fair market value over the period the restrictions lapse. As of July 2, 2023, there was $8,849 of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted average period of 2.5 years. The weighted average grant date fair value for RSUs was $2.75 and $11.46 for the 26-week periods ended July 2, 2023 and July 3, 2022, respectively. The fair value of RSUs vested and converted to shares of Common Stock was $303 for the 26-week period ended July 2, 2023.

The following table summarizes RSU activity for the 26-week period ended July 2, 2023:

	Unvested Restricted Stock Units
		Weighted
	Number of	Average Grant
	RSUs	Date Fair Value
December 31, 2022	1,108,330	$9.43
Granted	2,437,743	2.75
Vested	(126,197)	10.56
Forfeited	(189,640)	12.13
July 2, 2023	3,230,236	$3.42

Performance Stock Units

The Compensation Committee has awarded PSUs to select employees. The PSUs represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 8, 2023, the Company granted 949,412 PSUs under the 2021 Plan to key employees with a grant date fair value of $1.98. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

On June 6, 2023, the Company granted 1,520,000 PSUs to its new President and Chief Executive Officer as an employment inducement award, which are potentially issuable in the future based on a combination of achievement of certain stock price metrics and service requirements through the expiration date of December 31, 2030. The fair value of this award is determined using a Monte Carlo simulation as of the date of the grant and share-based compensation expense will not be adjusted should the target awards vary from actual awards. The Company's estimates of fair value may be impacted by certain variables including, but not limited to, stock price volatility, the risk-free interest rate, expected dividend yields, and the Company's performance.

As of July 2, 2023, there was $4,397 of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a remaining weighted average period of 2.35 years.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of July 2, 2023, there was $1,611 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 1.3 years.

The following table summarizes stock option activity for the 26-week period ended July 2, 2023:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Stock Options	Exercise Price	Term (years)
Options outstanding on December 31, 2022	1,709,690	$10.97
Forfeited	(592,588)	11.11
Expired	(194,874)	10.50
Options outstanding on July 2, 2023	922,228	$10.98	8.26
Options exercisable on, July 2, 2023	307,401	$10.98	8.26

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

	As of
	July 2, 2023	December 31, 2022
Assets:
Operating right of use assets	$28,965	$29,522
Liabilities:
Current operating lease liabilities - Accrued liabilities	$5,112	$5,112
Long-term operating lease liabilities	24,589	24,992
Total lease liabilities	$29,701	$30,104
Lease term and discount rate
Weighted average remaining lease term (in years)	7.6	7.9
Weighted average discount rate	5.91%	5.77%

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Components of lease expense:
Operating lease expense	$1,707	$1,482	$3,293	$3,901
Short-term lease expense	466	642	978	1,250
Variable lease expense	17	327	169	414
Total lease expense	$2,190	$2,451	$4,440	$5,565
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,720	$1,821	$3,471	$3,581
Right-of-use assets obtained in exchange for new operating lease liabilities	2,354	13,491	2,354	13,769
Decapitalization of right-of-use assets upon lease termination or modification	154	12,178	154	12,178

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following table summarizes the maturities of the Company's operating lease liabilities as of July 2, 2023:

2023 (excluding the twenty-six weeks ended July 2, 2023)	$3,434
2024	5,964
2025	4,433
2026	4,236
2027	4,182
Thereafter	15,035
Total lease payments	37,284
Less imputed interest	(7,583)
Present value of lease liabilities	$29,701

17.	ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes the Company's total acquisition, restructuring and management fee costs:

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Acquisitions (1)	$—	$1,372	$—	$1,621
Restructuring (2)	352	319	1,691	360
Total acquisition, restructuring and management fees	$352	$1,691	$1,691	$1,981
(1) Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to acquisitions.
(2) Includes costs incurred as part of the restructuring of operations including professional and consulting services and executive severance.

18.	COMMITMENTS AND CONTINGENCIES

The Company is a party to various lawsuits and claims in the normal course of business. While the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of such matters will not have a material effect on the consolidated financial position or liquidity of the Company; however, in light of the inherent uncertainties involved in such lawsuits and claims, some of which may be beyond the Company’s control, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Beginning balance	$3,181	$3,816	$3,584	$3,994
Accrued for current year warranty claims	3,513	446	6,467	3,034
Settlement of warranty claims	(2,818)	(1,937)	(6,175)	(4,703)
Ending balance	$3,876	$2,325	$3,876	$2,325

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references to “Holley,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of Holley Inc. and its subsidiaries unless the context otherwise indicates. The following discussion and analysis should be read in conjunction with Holley’s condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause Holley’s actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein and under the caption, “Cautionary Note Regarding Forward-Looking Statements.”

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

Business Environment

Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, such as the conflict in Ukraine. Our operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, we have attempted to minimize potential adverse impacts on our business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with our suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales mix to lower-margin products, and demands on our performance that increased our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if our attempts to mitigate the impact on our supply chain, operations and costs is not successful, our business, results of operations and financial condition may be adversely affected.

Key Components of Results of Operations

Net Sales

The principal activity from which we generate sales is the designing, marketing, manufacturing and distribution of performance after-market automotive parts for our end consumers. Sales are displayed net of rebates and sales returns allowances. Sales returns are recorded as a charge against gross sales in the period in which the related sales are recognized.

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

Selling, General, and Administrative

Selling, general, and administrative costs consist of payroll and related personnel expenses, IT and office services, office rent expense and professional services. In addition, self-insurance, advertising, research and development, outgoing shipping costs, pre-production and start-up costs are also included within selling, general, and administrative.

Acquisition and Restructuring Costs

Acquisition and restructuring costs consist of professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions. In addition, operational restructuring costs and executive severance are included within this classification.

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of July 2, 2023, $645.6 million was outstanding under our Credit Agreement.

Results of Operations

13-Week Period Ended July 2, 2023 Compared With 13-Week Period Ended July 3, 2022

The table below presents Holley’s results of operations for the 13-week periods ended July 2, 2023 and July 3, 2022 (dollars in thousands):

	For the thirteen weeks ended
	July 2, 2023	July 3, 2022	Change ($)	Change (%)
Net sales	$175,262	$179,420	$(4,158)	(2.3%)
Cost of goods sold	105,514	104,132	1,382	1.3%
Gross profit	69,748	75,288	(5,540)	(7.4%)
Selling, general, and administrative	29,101	36,269	(7,168)	(19.8%)
Research and development costs	6,182	8,196	(2,014)	(24.6%)
Amortization of intangible assets	3,674	3,662	12	0.3%
Acquisition and restructuring costs	352	1,691	(1,339)	(79.2%)
Other expense	485	325	160	49.2%
Operating income	29,954	25,145	4,809	19.1%
Change in fair value of warrant liability	2,017	(23,168)	25,185	(108.7%)
Change in fair value of earn-out liability	961	(4,234)	5,195	(122.7%)
Interest expense	9,899	8,961	938	10.5%
Income before income taxes	17,077	43,586	(26,509)	(60.8%)
Income tax expense	4,098	3,023	1,075	35.6%
Net income	12,979	40,563	(27,584)	(68.0%)
Foreign currency translation adjustment	272	501	(229)	(45.7%)
Total comprehensive income	$13,251	$41,064	$(27,813)	(67.7%)

Net Sales

Net sales for the 13-week period ended July 2, 2023 decreased $4.2 million, or 2.3%, to $175.3 million, as compared to $179.4 million for the 13-week period ended July 3, 2022. Non-comparable sales associated with acquisitions contributed $2.6 million, or 1.5% of year-over-year growth. The remaining comparable sales decreased by $6.8 million, or 3.8%, compared to the prior year quarter, offsetting the impact from the acquisitions. The decline in comparable sales reflects a return to the sales trends experienced prior to the increased demand we experienced during the COVID pandemic. As a result, lower unit volume drove a decrease of approximately $10.9 million that was partially offset by improved price realization of approximately $4.1 million compared to the prior year period. Major categories driving the comparable year-over-year results include a decrease in safety products sales of $4.2 million (23.7% category decline), a decrease in mechanical systems sales of $3.3 million (7.4% category decline), a decrease in accessories sales of $2.0 million (7.0% category decline), and an increase in electronic systems sales of $3.3 million (4.7% category growth).

Cost of Goods Sold

Cost of goods sold for the 13-week period ended July 2, 2023 increased $1.4 million, or 1.3%, to $105.5 million, as compared to $104.1 million for the 13-week period ended July 3, 2022. The increase in cost of goods sold during the 13-week period ended July 2, 2023 in which product sales decreased 2.3% reflects compression in gross profit margin due primarily to inflationary pressures on labor and component costs.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended July 2, 2023 decreased $5.5 million, or 7.4%, to $69.8 million, as compared to $75.3 million for the 13-week period ended July 3, 2022. Gross margin for the 13-week period ended July 2, 2023 of  39.8% decreased as compared to a gross margin of 42.0% for the 13-week period ended July 3, 2022. The decrease in gross profit and gross profit margin was driven  primarily by the sell-through of higher cost inventory from prior periods. In general, gross margin and margins on individual products remain under pressure due to various factors, including potential increases in manufacturing costs and the shift of our sales mix towards products with lower gross margins.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended July 2, 2023 decreased $7.2 million, or 19.8%, to $29.1 million, as compared to $36.3 million for the 13-week period ended July 3, 2022. When expressed as a percentage of sales, selling, general and administrative costs decreased to 16.6% of sales for the 13-week period ended July 2, 2023 compared to 20.2% of sales in 2022. The decrease in selling, general and administrative costs was driven by a $1.7 million decrease in equity compensation costs, a $1.7 million decrease in personnel costs, and a $1.2 million decrease in outbound shipping and handling costs, reflecting the implementation of cost-saving initiatives.

Research and Development Costs

Research and development costs for the 13-week period ended July 2, 2023 decreased $2.0 million, or 24.6%, to $6.2 million, as compared to $8.2 million for the 13-week period ended July 3, 2022. The decrease in research and development costs was primarily due to headcount reductions, reflecting the implementation of cost-saving initiatives.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was stable at $3.7 million for both the 13-week periods ended July 2, 2023 and July 3, 2022.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 13-week period ended July 2, 2023 decreased $1.3 million to $0.4 million, as compared to $1.7 million for the 13-week period ended July 3, 2022. This decrease primarily reflects a reduction in restructuring activities associated with acquisitions.

Operating Income

As a result of factors described above, operating income for the 13-week period ended July 2, 2023 increased $4.8 million, or 19.1%, to $30.0 million, as compared to $25.2 million for the 13-week period ended July 3, 2022.

Change in Fair Value of Warrant Liability

For the 13-week period ended July 2, 2023, we recognized a loss of $2.0 million from the change in fair value of the warrant liability. For the 13-week period ended July 3, 2022, we recognized a gain of $23.2 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 13-week period ended July 2, 2023, we recognized a loss of $1.0 million from the change in fair value of the earn-out liability. For the 13-week period ended July 3, 2022, we recognized a gain of $4.2 million, from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the unvested Earn-out Shares resulting from the Business Combination.

Interest Expense

Interest expense for the 13-week period ended July 2, 2023 increased $0.9 million, or 10.5%, to $9.9 million, as compared to $9.0 million for the 13-week period ended July 3, 2022, reflecting a higher effective interest rate net of a $5.1 million fair value adjustment of the interest rate collar.

Income before Income Taxes

As a result of factors described above, we recognized $17.1 million of income before income taxes for the 13-week period ended July 2, 2023, as compared to income before income taxes of $43.6 million for the 13-week period ended July 3, 2022.

Income Tax Expense

Income tax expense for the 13-week period ended July 2, 2023 was $4.1 million, as compared to income tax expense of $3.0 million for the 13-week period ended July 3, 2022. Our effective tax rate for the 13-week period ended July 2, 2023 was 24.0%. The difference between the effective tax rate for the 13-week period ended July 2, 2023 and the federal statutory rate in 2023 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. Our effective tax rate for the 13-week period ended July 3, 2022 was 6.9%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $13.0 million for the 13-week period ended July 2, 2023, as compared to net income of $40.6 million for the 13-week period ended July 3, 2022. Additionally, we recognized total comprehensive income of $13.3 million for the 13-week period ended July 2, 2023, as compared to total comprehensive income of $41.1 million for the 13-week period ended July 3, 2022. Comprehensive income includes the effect of foreign currency translation adjustments.

26-Week Period Ended July 2, 2023 Compared With 26-Week Period Ended July 3, 2022

The table below presents Holley’s results of operations for the 26-week periods ended July 2, 2023 and July 3, 2022 (dollars in thousands):

	For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	Change ($)	Change (%)
Net sales	$347,467	$379,475	$(32,008)	(8.4%)
Cost of goods sold	210,006	221,466	(11,460)	(5.2%)
Gross profit	137,461	158,009	(20,548)	(13.0%)
Selling, general, and administrative	59,118	70,611	(11,493)	(16.3%)
Research and development costs	12,835	16,357	(3,522)	(21.5%)
Amortization of intangible assets	7,353	7,323	30	0.4%
Acquisition and restructuring costs	1,691	1,981	(290)	(14.6%)
Other expense	536	547	(11)	(2.0%)
Operating income	55,928	61,190	(5,262)	(8.6%)
Change in fair value of warrant liability	3,452	(20,941)	24,393	(116.5%)
Change in fair value of earn-out liability	1,389	(1,853)	3,242	(175.0%)
Interest expense	28,197	16,352	11,845	72.4%
Income before income taxes	22,890	67,632	(44,742)	(66.2%)
Income tax expense	5,664	10,211	(4,547)	(44.5%)
Net income	17,226	57,421	(40,195)	(70.0%)
Foreign currency translation adjustment	73	742	(669)	(90.2%)
Total comprehensive income	$17,299	$58,163	$(40,864)	(70.3%)

Net Sales

Net sales for the 26-week period ended July 2, 2023 decreased $32.0 million, or 8.4%, to $347.5 million, as compared to $379.5 million for the 26-week period ended July 3, 2022. Non-comparable sales associated with acquisitions contributed $4.4 million, or 1.2% of total year-over-year growth. The remaining comparable sales for the year-to-date period decreased by $36.4 million, or 9.6%, offsetting the impact from the acquisitions. The decline in comparable sales was driven by supply chain constraints in electronic components and a return to the sales trends experienced prior to the increased demand experienced during the COVID pandemic. As a result, lower unit volume drove a decrease of approximately $47.5 million that was partially offset by improved price realization of approximately $11.2 million compared to the prior year period. Comparable year-over-year results by category include a decrease in electronic systems sales of $14.1 million (8.9% category decline), a decrease in safety products sales of $9.1 million (24.1% category decline), a decrease in mechanical systems sales of $5.8 million (6.5% category decline), a decrease in exhaust system sales of $4.2 million (11.1% category decline), and a decrease in accessories sales of $3.2 million (5.7% category decline).

Cost of Goods Sold

Cost of goods sold for the 26-week period ended July 2, 2023 decreased $11.5 million, or 5.2%, to $210.0 million, as compared to $221.5 million for the 26-week period ended July 3, 2022. The decrease in cost of goods sold during the 26-week period ended July 2, 2023 reflects the decrease in product sales during such period combined with compression in gross profit margin due primarily to inflationary pressures on labor and component costs.

Gross Profit and Gross Margin

Gross profit for the  26-week period ended July 2, 2023 decreased  $20.6 million, or  13.0%, to  $137.5 million, as compared to  $158.0 million for the 26-week period ended July 3, 2022. Gross margin for the  26-week period ended July 2, 2023 of  39.6% decreased as compared to a gross margin of  41.6% for the  26-week period ended July 3, 2022. The decrease in gross profit and gross profit margin was driven primarily by the sell-through of higher cost inventory from prior periods. In general, gross margin and margins on individual products remain under pressure due to various factors, including potential increases in manufacturing costs and the shift of our sales mix towards products with lower gross margins.

Selling, General and Administrative

Selling, general and administrative costs for the 26-week period ended July 2, 2023 decreased $11.5 million, or 16.3%, to $59.1 million, as compared to $70.6 million for the 26-week period ended July 3, 2022. When expressed as a percentage of sales, selling, general and administrative costs decreased to 17.0% of sales for the 26-week period ended July 2, 2023 compared to 18.6% of sales in 2022. The decrease in selling, general and administrative costs was driven by a $4.4 million decrease in equity compensation costs and a $3.9 million decrease in personnel costs, reflecting the implementation of cost-saving initiatives.

Research and Development Costs

Research and development costs for the 26-week period ended July 2, 2023 decreased $3.5 million, or 21.5%, to $12.8 million, as compared to $16.4 million for the 26-week period ended July 3, 2022. The decrease in research and development costs was primarily due to headcount reductions, reflecting the implementation of cost-saving initiatives.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $7.4 million for the 26-week period ended July 2, 2023 compared to $7.3 million for the 26-week period ended July 3, 2022.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 26-week period ended July 2, 2023 decreased $0.3 million to $1.7 million, as compared to $2.0 million for the 26-week period ended July 3, 2022. This decrease primarily reflects a reduction in restructuring activities associated with acquisitions.

Operating Income

As a result of factors described above, operating income for the 26-week period ended July 2, 2023 decreased $5.3 million, or 8.6%, to $55.9 million, as compared to $61.2 million for the 26-week period ended July 3, 2022.

Change in Fair Value of Warrant Liability

For the 26-week period ended July 2, 2023 we recognized a loss of $3.5 million from the change in fair value of the warrant liability. For the 26-week period ended July 3, 2022 we recognized a gain of $20.9 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 26-week period ended July 2, 2023 we recognized a loss of $1.4 million from the change in fair value of the earn-out liability. For the 26-week period ended July 3, 2022 we recognized a gain of $1.9 million from the change in fair value of earn-out liability. The earn-out liability reflects the fair value of the unvested Earn-out Shares resulting from the Business Combination.

Interest Expense

Interest expense for the 26-week period ended July 2, 2023 increased $11.9 million, or 72.4%, to $28.2 million, as compared to $16.4 million for the 26-week period ended July 3, 2022, reflecting a higher effective interest rate.

Income before Income Taxes

As a result of factors described above, we recognized $22.9 million of income before income taxes for the 26-week period ended July 2, 2023, as compared to income before income taxes of $67.6 million for the 26-week period ended July 3, 2022.

Income Tax Expense

Income tax expense for the 26-week period ended July 2, 2023 was $5.7 million, as compared to income tax expense of $10.2 million for the 26-week period ended July 3, 2022. Our effective tax rate for the 26-week period ended July 2, 2023 was 24.7%. The difference between the effective tax rate for the 26-week period ended July 2, 2023 and the federal statutory rate in 2023 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. Our effective tax rate for the 26-week period ended July 3, 2022 was 15.1%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $17.2 million for the 26-week period ended July 2, 2023, as compared to net income of $57.4 million for the 26-week period ended July 3, 2022. Additionally, we recognized total comprehensive income of $17.3 million for the 26-week period ended July 2, 2023, as compared to total comprehensive income of $58.2 million for the 26-week period ended July 3, 2022. Comprehensive income includes the effect of foreign currency translation adjustments.

Non-GAAP Financial Measures

We present EBITDA and Adjusted EBITDA as supplemental measures of our operating performance, and believe that such non-GAAP financial measures provide useful information to investors, because they exclude the impact of certain items that we do not consider indicative of our ongoing operating performance and are useful in comparing the Company’s results of operations between periods. We believe that the presentation of EBITDA and Adjusted EBITDA enhances the usefulness of our financial information by presenting measures that management uses internally to establish forecasts, budgets and operational goals to manage and monitor our business. We believe that these non-GAAP financial measures help to depict a more realistic representation of the performance of our underlying business, enabling us to evaluate and plan more effectively for the future.

We define EBITDA as earnings before depreciation, amortization of intangible assets, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude, to the extent applicable, acquisition and restructuring costs, which includes transaction fees and expenses, termination related benefits, facilities relocation, and executive transition costs; changes in the fair value of the warrant liability; changes in the fair value of the earn-out liability; equity-based compensation expense; impairment of intangible assets; gain or loss on the early extinguishment of debt; non-cash charges due to a product rationalization initiative aimed at eliminating unprofitable or slow-moving stock keeping units, for which a partial reversal of the initial reserve was recognized during the thirteen weeks ended July 2, 2023; notable items, which for the twenty-six weeks ended July 3, 2022 includes a non-cash adjustment related to the adoption of ASC 842, “Leases,” and may also include certain fees and settlements; and other expenses or gains, which includes gains or losses from disposal of fixed assets and foreign currency transactions.

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

The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the 13-week and 26-week periods ended July 2, 2023 and July 3, 2022 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income	$12,979	$40,563	$17,226	$57,421
Adjustments:
Depreciation	2,468	2,523	4,953	4,663
Amortization of intangible assets	3,674	3,662	7,353	7,323
Interest expense	9,899	8,961	28,197	16,352
Income tax expense	4,098	3,023	5,664	10,211
EBITDA	33,118	58,732	63,393	95,970
Acquisition and restructuring costs	352	1,691	1,691	1,981
Change in fair value of warrant liability	2,017	(23,168)	3,452	(20,941)
Change in fair value of earn-out liability	961	(4,234)	1,389	(1,853)
Equity-based compensation expense	1,806	3,483	2,200	6,645
Product rationalization	(800)	—	(800)	—
Notable items	(16)	378	8	884
Other expense	485	325	536	547
Adjusted EBITDA	$37,923	$37,207	$71,869	$83,233

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

As of July 2, 2023, the Company had cash of $42.7 million and availability of $123.3 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. As of July 2, 2023, the Company had $1.7 million of letters of credit outstanding under the revolving credit facility. In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023 through the fiscal quarter ending March 31, 2024, to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $3.8 million,including short term leases, due during the remainder of fiscal year 2023. See Note 16, "Lease Commitments" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.

Holley's capital expenditures are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $5 million to $10 million in fiscal year 2023.

See Note 7, "Debt" in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of July 2, 2023, based on the then current weighted average interest rate of 9.2%, expected interest payments associated with outstanding debt totaled approximately $29.6 million for the remainder of fiscal year 2023.

As discussed under “Business Environment” above, although the future impact of supply chain disruptions and inflationary pressures are highly uncertain, we believe that cash generated through our current operating performance, and our operating plans, cash position, and borrowings available under our revolving credit facility, will be sufficient to satisfy our liquidity needs and capital expenditure requirements for the next 12 months and thereafter for the foreseeable future.

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

26-week period ended April 2, 2023 Compared With 26-week period ended April 3, 2022

	For the twenty-six weeks ended
	July 2, 2023	July 3, 2022
Cash flows provided by operating activities	$34,383	$20,831
Cash flows used in investing activities	(2,382)	(23,442)
Cash flows used in financing activities	(15,572)	(2,716)
Effect of foreign currency rate fluctuations on cash	161	(443)
Net (decrease) increase in cash and cash equivalents	$16,590	$(5,770)

Operating Activities. Net cash provided by operating activities for the 26-week period ended July 2, 2023 was $34.4 million compared to net cash provided by operating activities of $20.8 million for the 26-week period ended July 3, 2022. Net income decreased $40.2 million to $17.2 million for the 26-week period ended July 2, 2023 from $57.4 million for the 26-week period ended July 3, 2022. Significant changes in the year-over-year change in working capital activity included positive fluctuations from inventories of $41.2 million and accounts payable of $4.4 million. Partially offsetting these increases was a negative fluctuation in accounts receivable of $4.4 million The change in inventory reflects the impact of inventory management initiatives and fluctuations in sales while changes in accounts receivable and accounts payable are impacted by the timing of payments.

Investing Activities. Cash used in investing activities for the 26-week period ended July 2, 2023 was $2.4 million which primarily reflects capital expenditures. Cash used in investing activities for the 26-week period ended July 3, 2022 was $23.4 million which included $9.6 million due to capital expenditures and $14.1 million due to acquisitions.

Financing Activities. Cash used in financing activities for the 26-week period ended July 2, 2023 was $15.6 million, which primarily reflects principal payments on long-term debt and deferred financing fees. Cash used in financing activities for the 26-week period ended July 3, 2022 was $2.7 million due to principal payments on long-term debt.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgements and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting estimates, refer to the section entitled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023. For further information see also Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

For a discussion of Holley’s new or recently adopted accounting pronouncements, see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collar is intended to mitigate some of the effects of increases in interest rates. As of July 2, 2023, a total of $645.6 million of term loan and revolver borrowings were subject to variable interest rates, with a weighted average borrowing rate of 9.2%. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.5 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $6.5 million decrease to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of July 2, 2023, the majority of the Company’s cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of July 2, 2023, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 4. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of July 2, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.

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

The closures of certain regional banks have created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended July 2, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC and Holley Intermediate Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Bylaws of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.1	Amendment No. 2 to Credit Agreement, dated as of April 20, 2023, by and among Holley Inc. and certain of its subsidiaries, as the Borrower, Wells Fargo Bank National Association, as Administrative Agent, and other lender parties thereto.
10.2	#Employment Agreement, dated May 13, 2023, by and between Holley Inc. and Matthew Stevenson.
10.3	#Inducement Award Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-272436) filed with the SEC on June 6, 2023).
10.4	#Inducement Award Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (File No. 333-272436) filed with the SEC on June 6, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Jesse Weaver
Jesse Weaver
Chief Financial Officer (Duly Authorized Officer)

August 10, 2023