Form 10-Q
period 2023-10-01
Holley Inc.
filed 2023-11-08
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

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

There were 118,566,872 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of November 3, 2023.

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

•

respond to the impact of geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), the interruption from catastrophic events and problems such as terrorism, and public health crises;

•	maintain key strategic relationships with partners and resellers;

•	anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures;

•	enhance future operating and financial results;

•	respond to uncertainties associated with product and service development and market acceptance;

•	anticipate and manage through increased constraints in consumer demand and/or shifts in the mix of products sold;

•	attract and retain qualified employees and key personnel;

•	protect and enhance the Company’s corporate reputation and brand awareness;

•	recognition of goodwill and other intangible asset impairment charges;

•	effectively respond to general economic and business conditions;

•	acquire and protect intellectual property;

•	collect, store, process and use personal and payment information and other consumer data;

•	comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;

•	The impact of any security breaches, cyber-attacks, or other cybersecurity threats or incidents, or the failure of any key information technology systems;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	obtain additional capital, including use of the debt market;

•	manage to finance operations on an economically viable basis;

•	maintain Holley’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”) and warrants to purchase Common Stock;

•	comply with existing and/or future laws and regulations applicable to its business, including laws and regulations related to environmental health and safety;

•	respond to litigation, complaints, product liability claims and/or adverse publicity;

•	anticipate the significance and timing of contractual obligations;

•	anticipate the impact of, and response to, new accounting standards;

•	maintain proper and effective internal controls;

•	respond to the impact of changes in U.S. tax laws and regulations, including the impact on deferred tax assets;

•	anticipate the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of
	October 1, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$36,833	$26,150
Accounts receivable, less allowance for credit losses of $1,852 and $1,550 respectively	47,390	47,083
Inventory	207,161	233,573
Prepaids and other current assets	13,283	18,157
Total current assets	304,667	324,963
Property, plant, and equipment, net	48,026	52,181
Goodwill	419,056	418,121
Other intangibles assets, net	413,774	424,855
Right-of-use assets	30,415	29,522
Other noncurrent assets	3,185	—
Total assets	$1,219,123	$1,249,642
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$39,762	$44,948
Accrued interest	324	5,994
Accrued liabilities	42,225	43,317
Current portion of long-term debt	6,571	7,000
Total current liabilities	88,882	101,259
Long-term debt, net of current portion	603,507	643,563
Warrant liability	9,788	4,272
Earn-out liability	3,265	1,176
Deferred taxes	49,774	58,390
Long-term operating lease liabilities	26,006	24,992
Total liabilities	781,222	833,652
Commitments and contingencies (Refer to Note 18 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on October 1, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 117,473,122 and 117,147,997 shares issued and outstanding on October 1, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	372,158	368,122
Accumulated other comprehensive loss	(1,047)	(944)
Retained earnings	66,778	48,800
Total stockholders' equity	437,901	415,990
Total liabilities and stockholders' equity	$1,219,123	$1,249,642

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales	$156,530	$154,775	$503,997	$534,250
Cost of goods sold	98,156	106,383	308,162	327,849
Gross profit	58,374	48,392	195,835	206,401
Selling, general, and administrative	28,880	31,921	87,998	102,532
Research and development costs	6,100	6,039	18,935	22,396
Amortization of intangible assets	3,687	3,662	11,040	10,985
Impairment of indefinite-lived intangible assets	—	2,395	—	2,395
Acquisition and restructuring costs	415	1,266	2,106	3,247
Other operating expense (income)	(28)	47	508	594
Total operating expense	39,054	45,330	120,587	142,149
Operating income	19,320	3,062	75,248	64,252
Change in fair value of warrant liability	2,064	(30,171)	5,516	(51,112)
Change in fair value of earn-out liability	700	(7,429)	2,089	(9,282)
Interest expense, net	13,712	10,428	41,909	26,780
Total non-operating expense (income)	16,476	(27,172)	49,514	(33,614)
Income before income taxes	2,844	30,234	25,734	97,866
Income tax expense (benefit)	2,092	(1,345)	7,756	8,866
Net income	$752	$31,579	$17,978	$89,000
Comprehensive income:
Foreign currency translation adjustment	(176)	516	(103)	1,258
Total comprehensive income	$576	$32,095	$17,875	$90,258
Common Share Data:
Weighted average common shares outstanding - basic	117,397,069	117,119,609	117,256,959	116,636,906
Weighted average common shares outstanding - diluted	119,245,956	117,138,134	118,119,501	117,273,613
Basic net income per share	$0.01	$0.27	$0.15	$0.76
Diluted net income per share	$0.01	$0.27	$0.15	$0.32

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated	Retained
			Additional	Other	Earnings
			Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Gain (Loss)	Deficit)	Total
Balance at December 31, 2021	115,805,639	$12	$329,705	$(256)	$(24,974)	$304,487
Net income	—	—	—	—	16,858	16,858
Equity compensation	—	—	3,162	—	—	3,162
Foreign currency translation	—	—	—	241	—	241
Issuance of vested Earn-Out Shares	1,093,750	—	14,689	—	—	14,689
Balance at April 3, 2022	116,899,389	12	347,556	(15)	(8,116)	339,437
Net income	—	—	—	—	40,563	40,563
Equity compensation	—	—	3,483	—	—	3,483
Foreign currency translation	—	—	—	501	—	501
Warrants exercised	33,333	—	383	—	—	383
Balance at July 3, 2022	116,932,722	12	351,422	486	32,447	384,367
Net income	—	—	—	—	31,579	31,579
Equity compensation	—	—	2,873	—	—	2,873
Foreign currency translation	—	—	—	516	—	516
Tax withholding related to vesting of restricted stock units	—	—	(1,050)	—	—	(1,050)
Issuance of shares for restricted stock units	215,275	—	—	—	—	—
Balance at October 2, 2022	117,147,997	$12	$353,245	$1,002	$64,026	$418,285

Balance at December 31, 2022	117,147,997	$12	$368,122	$(944)	$48,800	$415,990
Net income	—	—	—	—	4,247	4,247
Equity compensation	—	—	394	—	—	394
Foreign currency translation	—	—	—	(199)	—	(199)
Tax withholding related to vesting of restricted stock units	—	—	(34)	—	—	(34)
Issuance of shares for restricted stock units	24,219	—	—	—	—	—
Balance at April 2, 2023	117,172,216	12	368,482	(1,143)	53,047	420,398
Net income	—	—	—	—	12,979	12,979
Equity compensation	—	—	1,806	—	—	1,806
Foreign currency translation	—	—	—	272	—	272
Tax withholding related to vesting of restricted stock units	—	—	(39)	—	—	(39)
Issuance of shares for restricted stock units	77,638	—	—	—	—	—
Balance at July 2, 2023	117,249,854	12	370,249	(871)	66,026	435,416
Net income	—	—	—	—	752	752
Equity compensation	—	—	2,970	—	—	2,970
Foreign currency translation	—	—	—	(176)	—	(176)
Tax withholding related to vesting of restricted stock units	—	—	(1,061)	—	—	(1,061)
Issuance of shares for restricted stock units	223,268	—	—	—	—	—
Balance at October 1, 2023	117,473,122	$12	$372,158	$(1,047)	$66,778	$437,901

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022
OPERATING ACTIVITIES:
Net income	$17,978	$89,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,738	7,500
Amortization of intangible assets	11,040	10,985
Impairment of indefinite-lived intangible assets	—	2,395
Amortization of deferred loan costs	1,339	1,277
Amortization of right of use assets	4,014	4,203
Gain on termination of leases	—	(279)
Fair value adjustments to warrant liability	5,516	(51,112)
Fair value adjustments to earn-out liability	2,089	(9,282)
Fair value adjustments to interest rate collar	(3,185)	—
Equity compensation	5,170	9,518
Change in deferred taxes	(8,616)	(4,219)
Loss (gain) on disposal of property, plant and equipment	(227)	559
Provision for inventory reserves	3,824	5,432
Provision for credit losses	744	403
Change in operating assets and liabilities:
Accounts receivable	(1,054)	(8,573)
Inventories	21,046	(46,299)
Prepaids and other current assets	4,862	1,027
Accounts payable	(5,413)	(1,922)
Accrued interest	(5,670)	1,416
Accrued and other liabilities	(4,332)	135
Net cash provided by operating activities	56,863	12,164
INVESTING ACTIVITIES:
Capital expenditures	(4,417)	(11,745)
Proceeds from the disposal of fixed assets	1,292	473
Cash paid for acquisitions, net	—	(14,077)
Net cash used in investing activities	(3,125)	(25,349)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	27,000
Principal payments on long-term debt	(40,437)	(31,790)
Deferred financing fees	(1,427)	—
Payments from stock-based award activities	(1,134)	(1,050)
Proceeds from issuance of common stock in connection with the exercise of Warrants	—	383
Net cash used in financing activities	(42,998)	(5,457)
Effect of foreign currency rate fluctuations on cash	(57)	(1,077)
Net change in cash and cash equivalents	10,683	(19,719)
Cash and cash equivalents:
Beginning of period	26,150	36,325
End of period	$36,833	$16,606
Supplemental disclosures of cash flow information:
Cash paid for interest	$50,290	$25,070
Cash paid for income taxes	16,041	6,834
Noncash investing and financing activities:
Vested Earn-Out Shares issued to Empower Sponsor Holdings LLC	$—	$14,689

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

1.	DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Holley Inc., a Delaware corporation headquartered in Bowling Green, Kentucky, conducts operations through its wholly owned subsidiaries. These operating subsidiaries are comprised of Holley Performance Products Inc., Hot Rod Brands, Inc., Simpson Safety Solutions, Inc., B&M Racing and Performance Products, Inc., and Speedshop.com, Inc. When used in these notes, the terms the “Company” or “Holley” mean Holley, Inc. and all entities included in its consolidated financial statements.

The Company consummated a business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. (“Holley Intermediate”) on July 16, 2021, (the “Closing” and such date, the “Closing Date”). The Business Combination was accounted for as a reverse recapitalization in which Holley Intermediate was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes. On the Closing Date, Empower changed its name to Holley Inc. and its trading symbol on the NYSE from “EMPW” to “HLLY.”

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

Risks and Uncertainties

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, including the conflict in Ukraine, the conflict in Israel and surrounding areas, and the possible expansion of such conflicts and potential geopolitical consequences. The Company's operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with its suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increase our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

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

The Company operates on a fiscal year that ends on  December 31. The three- and nine-month periods ended October 1, 2023 and October 2, 2022 each included 13 weeks and 39 weeks, respectively.

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

Equity-Based Compensation

The Company accounts for equity-based awards granted to employees and nonemployees under the fair value method prescribed by Accounting Standards Codification ("ASC") Subtopic 718-10, Stock Compensation. Equity-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period (generally the vesting period). The fair value of stock options is estimated using the Black Scholes option-pricing model. Restricted stock units are valued at the stock price on the grant date. The fair value of profit interest units granted by Holley Parent Holdings, LLC (the "Holley Stockholder") is estimated based on the Company’s estimated equity value for each unit class at the time of granting using the Black-Scholes option-pricing model, discounted to reflect market considerations for illiquidity.

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

In 2022, the Company acquired substantially all the assets of John's Ind., Inc., Southern Kentucky Classics, and Vesta Motorsports USA, Inc., doing business as RaceQuip. These acquisitions were immaterial business combinations. Cash paid for the three acquisitions, net of cash acquired, was $14,863, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and nonamortizable intangibles and goodwill totaling $10,553. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. The final allocation of the purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below.

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

3.	INVENTORY

Inventories of the Company consisted of the following:

	As of
	October 1, 2023	December 31, 2022
Raw materials	$67,811	$78,586
Work-in-process	23,424	23,906
Finished goods	115,926	131,081
	$207,161	$233,573

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	As of
	October 1, 2023	December 31, 2022
Land	$3,326	$3,426
Buildings and improvements	11,164	11,051
Machinery and equipment	71,620	66,140
Construction in process	6,592	9,563
Total property, plant and equipment	92,702	90,180
Less: accumulated depreciation	44,676	37,999
Property, plant and equipment, net	$48,026	$52,181

The Company’s long-lived assets by geographic locations are as follows:

	As of
	October 1, 2023	December 31, 2022
United States	$46,056	$50,434
International	1,970	1,747
Total property, plant and equipment, net	$48,026	$52,181

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the period indicated:

For the thirty-nine weeks ended
October 1, 2023
Balance on December 31, 2022	418,121
Measurement period adjustments	935
Balance on October 1, 2023	$419,056

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

No goodwill impairment charges were incurred during the 13-week and 39-week periods ended October 1, 2023 and October 2, 2022. During the third quarter of 2022, management concluded that it was necessary to reevaluate goodwill and indefinite-lived intangible assets for impairment due to supply chain constraints that resulted in the Company revising its earnings estimates for 2022. As a result of this evaluation, a pre-tax impairment of $2.4 million was recognized on certain indefinite-lived tradenames. Potential changes in the Company's costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.

Intangible assets consisted of the following:

	October 1, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(52,844)	$217,106
Tradenames	13,775	(5,387)	8,388
Technology	26,676	(13,353)	13,323
Total finite-lived intangible assets	$310,401	$(71,584)	$238,817

Indefinite-lived intangible assets:
Tradenames	$174,957	—	$174,957

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(44,178)	$225,772
Tradenames	13,775	(4,843)	8,932
Technology	26,676	(11,523)	15,153
Total finite-lived intangible assets	$310,401	$(60,544)	$249,857

Indefinite-lived intangible assets:
Tradenames	$174,998	—	$174,998

The following outlines the estimated future amortization expense related to intangible assets held as of October 1, 2023:

2023 (excluding the thirty-nine weeks ended October 1, 2023)	$3,517
2024	13,744
2025	13,714
2026	13,608
2027	13,493
Thereafter	180,741
Total	$238,817

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

6.	ACCRUED LIABILITIES

Accrued liabilities of the Company consisted of the following:

	As of
	October 1, 2023	December 31, 2022
Accrued freight	$5,468	$6,861
Accrued employee compensation and benefits	11,327	6,259
Accrued returns and allowances	5,758	5,214
Accrued taxes	4,030	5,222
Current portion of operating lease liabilities	5,231	5,112
Accrued other	10,411	14,649
Total accrued liabilities	$42,225	$43,317

7.	DEBT

Debt of the Company consisted of the following:

	As of
	October 1, 2023	December 31, 2022
First lien term loan due November 17, 2028	$619,147	$649,350
Revolver	—	10,000
Other	2,122	2,770
Less unamortized debt issuance costs	(11,191)	(11,557)
	610,078	650,563
Less current portion of long-term debt	(6,571)	(7,000)
	$603,507	$643,563

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

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $1,728 in outstanding letters of credit on October 1, 2023.

Proceeds from the credit facility were used to repay in full the Company’s obligations under its previously existing first lien and second lien notes and to pay $13,413 in deferred financing fees related to the refinancing.

The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028 with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow greater than $5,000, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on the Company's results for 2022, no excess cash flow payment was required in 2023. Any such payments offset future mandatory quarterly payments. The Credit Agreement permits voluntary prepayments at any time, in whole or in part. The Company paid down an aggregate of $24,845 in principal on its outstanding first lien term loan by repurchasing $13,845 at a discount to par and making a voluntary repayment of $11,000 during the 13-week period ended October 1, 2023.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

As of October 1, 2023, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On October 1, 2023, the weighted average interest rate on the Company's borrowings under the credit facility was 9.4%.

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

In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the quarter ending April 2, 2023 through the quarter ending March 31, 2024 (the “Covenant Relief Period”), to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter. As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $1,427 of deferred financing fees related to these amendments. On October 1, 2023, the Company was in compliance with all financial covenants.

Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

Future maturities of long-term debt and amortization of debt issuance costs as of October 1, 2023 are as follows:

	Debt	Debt Issuance Costs
2023 (excluding the thirty-nine weeks ended October 1, 2023)	$1,855	$446
2024	7,425	1,869
2025	7,628	2,016
2026	6,571	2,178
2027	6,571	2,354
Thereafter	591,219	2,328
	$621,269	$11,191

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

8.	COMMON STOCK WARRANTS AND EARN-OUT LIABILITY

Upon the Closing, there were 14,666,644 Warrants, consisting of 9,999,977 public warrants ("Public Warrants") and 4,666,667 private warrants ("Private Warrants" and together with the Public Warrants, the “Warrants”), outstanding to purchase shares of Common Stock that were issued by Empower prior to the Business Combination. Each Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Warrants may be exercised only for a whole number of shares of Common Stock. The Warrants expire on July 16, 2026, the date that is five years after the Closing Date, or earlier upon redemption or liquidation. Additionally, the Private Warrants will be non-redeemable and are exercisable on a cashless basis so long as they are held by Empower Sponsor Holdings, LLC (the "Sponsor") or any of its permitted transferees. If the Private Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of October 1, 2023 and  December 31, 2022, a warrant liability with a fair value of $9,788 and $4,272, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. An increase of $2,064 and a decrease of $30,171 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended October 1, 2023 and October 2, 2022, respectively. An increase of $5,516 and a decrease of $51,112 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 39-week periods ended October 1, 2023 and October 2, 2022, respectively. In April 2022, the Company issued 33,333 shares of Common Stock in connection with the exercise of Public Warrants assumed in the Business Combination.

Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of October 1, 2023 and  December 31, 2022, an earn-out liability with a fair value of $3,265 and $1,176, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. An increase of $700 and a decrease of $7,429 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended October 1, 2023 and October 2, 2022, respectively. An increase of $2,089 and a decrease of $9,282 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 39-week periods ended October 1, 2023 and October 2, 2022, respectively.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

9.	DERIVATIVE INSTRUMENTS

The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (each, a “Collar”), to manage its exposure to fluctuations in interest rates on the Company’s variable rate debt. On January 4, 2023, the Company entered into a Collar with Wells Fargo Bank, N.A. ("Wells Fargo") with a notional amount of $500,000 that expires on February 18, 2026. The Collar has a floor of 2.811% and a cap of 5% (based on three-month SOFR). The structure of this Collar is such that the Company receives an incremental amount if the Collar index exceeds the cap rate. Conversely, the Company pays an incremental amount to Wells Fargo if the Collar index falls below the floor rate. No payments are required if the Collar index falls between the cap and floor rates.

As of October 1, 2023, the Company recognized a derivative asset of $3,185 for the Collar in other noncurrent assets on the condensed consolidated balance sheet. For the 13-week and 39-week periods ended October 1, 2023, the Company recorded a net change in the fair value of the Collar as a decrease to interest expense of $1,117 and $3,185, respectively. Cash receipts for the Collar totaled $125 for both the 13-week and 39-week periods ended October 1, 2023.

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

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on October 1, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate collar	$—	$3,185	$—	$3,185

Liabilities:
Warrant liability (Public)	$6,379	$—	$—	$6,379
Warrant liability (Private)	—	—	3,409	3,409
Earn-out liability	—	—	3,265	3,265
Total fair value liabilities	$6,379	$—	$6,674	$13,053

	Fair Value Measured on December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$2,691	$—	$—	$2,691
Warrant liability (Private)	—	—	1,581	1,581
Earn-out liability	—	—	1,176	1,176
Total fair value liabilities	$2,691	$—	$2,757	$5,448

As of October 1, 2023, the Company's derivative liabilities for its Private and Public Warrants, earn-out liability, and derivative asset for its Collar are measured at fair value on a recurring basis (see Note 8, “Common Stock Warrants and Earn-Out Liability,” and Note 9, "Derivative Instruments," for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent assets on the condensed consolidated balance sheet, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the Collar is recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	October 1, 2023	December 31, 2022
Valuation date price	$4.99	$2.12
Strike price	$11.50	$11.50
Remaining life (in years)	2.79	3.54
Expected dividend	$—	$—
Risk-free interest rate	4.72%	4.06%
Price threshold	$18.00	$18.00

The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	October 1, 2023	December 31, 2022
Valuation date price	$4.99	$2.12
Expected term (in years)	4.79	5.54
Expected volatility	57.68%	70.33%
Risk-free interest rate	4.49%	3.88%
Price hurdle	$15.00	$15.00

As of October 1, 2023 and December 31, 2022, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 liabilities during the 39-week periods ended October 1, 2023 and October 2, 2022 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2021	$21,793	$26,596	$48,389
Liabilities reclassed to equity	—	(14,689)	(14,689)
Gains included in earnings	(7,653)	(1,853)	(9,506)
Balance at October 2, 2022	$14,140	$10,054	$24,194

Balance at December 31, 2022	$1,581	$1,176	$2,757
Losses included in earnings	1,828	2,089	3,917
Balance at October 1, 2023	$3,409	$3,265	$6,674

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

The following table summarizes total revenue by product category.

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Electronic systems	$70,062	$62,174	$213,214	$219,380
Mechanical systems	37,870	37,317	122,108	127,365
Exhaust	14,343	15,183	47,556	52,552
Accessories	21,788	24,561	75,635	81,660
Safety	12,467	15,540	45,484	53,293
Net sales	$156,530	$154,775	$503,997	$534,250

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
United States	$154,150	$150,155	$491,385	$519,728
Italy	2,380	4,620	12,612	14,522
Net sales	$156,530	$154,775	$503,997	$534,250

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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Income tax expense (benefit)	$2,092	$(1,345)	$7,756	$8,866
Effective tax rates	73.6%	(4.4)%	30.1%	9.1%

For the 13-week period ended October 1, 2023, the Company's effective tax rate of 73.6% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period and the impact of foreign taxes in higher tax rate jurisdictions. For the 13-week period ended October 2, 2022, the Company’s effective tax rate of -4.4% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in the fair value of the warrant and earn-out liabilities recognized during the period.

For the 39-week period ended October 1, 2023, the Company's effective tax rate of 30.1% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period. For the 39-week period ended October 2, 2022, the Company’s effective tax rate of 9.1% differed from the 21% federal statutory rate primarily due a permanent difference related to changes in the fair value of the warrant and earn-out liabilities recognized during the period.

13.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Numerator:
Net income	$752	$31,579	$17,978	$89,000
Less: fair value adjustment for Warrants	—	—	—	(51,112)
Net income - diluted	$752	$31,579	$17,978	$37,888
Denominator:
Weighted average common shares outstanding - basic	117,397,069	117,119,609	117,256,959	116,636,906
Dilutive effect of potential common shares from RSUs	1,848,887	18,525	862,542	124,603
Dilutive effect of potential common shares from Warrants	—	—	—	512,104
Weighted average common shares outstanding - diluted	119,245,956	117,138,134	118,119,501	117,273,613
Earnings per share:
Basic	$0.01	$0.27	$0.15	$0.76
Diluted	$0.01	$0.27	$0.15	$0.32

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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311	14,633,311	—
Stock options	922,228	1,769,614	922,228	1,769,614
Restricted stock units	175,783	220,051	175,783	220,051
Performance stock units	2,177,462	—	2,177,462	—
Unvested Earn-Out Shares	1,093,750	1,093,750	1,093,750	1,093,750
Total anti-dilutive shares	19,002,534	17,716,726	19,002,534	3,083,415

14.	BENEFIT PLANS

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

The following table provides the components of net periodic benefit cost for the 13-week and 39-week periods ended October 2, 2022:

	For the thirteen weeks ended	For the thirty-nine weeks ended
	October 2, 2022	October 2, 2022
Components of expense:
Service cost	$27	$81
Interest cost	32	96
Expected return on plan assets	(52)	(156)
Net periodic benefit cost	$7	$21

The Company's contributions to the Plan were $150 for the 39-week period ended October 2, 2022.

The Company made matching contributions totaling $562 and $587 to its 401(k) plan during the 13-week periods ended October 1, 2023 and October 2, 2022, respectively. The Company made matching contributions totaling $1,702 and $2,431 to its 401(k) plan during the 39-week periods ended October 1, 2023 and October 2, 2022, respectively.

15.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. As of October 1, 2023, 4,423,103 shares of Common Stock remained available for future issuance under the 2021 Plan. On June 6, 2023, the Company granted 1,000,000 RSUs and 1,520,000 PSUs to its new President and Chief Executive Officer. These awards were granted outside of the 2021 Plan as employment inducement awards and did not require shareholder approval under the rules of the NYSE or otherwise.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Restricted stock units	$1,331	$876	$3,146	$3,409
Performance stock units	1,322	—	1,696	—
Stock options	317	559	328	1,764
Profit interest units	—	1,438	—	4,345

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.

Restricted Stock Units

The Compensation Committee has awarded RSUs to select employees and non-employee directors. The RSUs vest ratably over one to four years of continued employment. The fair value of a RSU at the grant date is equal to the market price of Common Stock on the grant date. Compensation expense for RSUs is recorded based on amortization of the grant date fair market value over the period the restrictions lapse. As of October 1, 2023, there was $7,608 of unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a remaining weighted average period of 2.4 years. The weighted average grant date fair value for RSUs was $2.76 and $11.46 for the 39-week periods ended October 1, 2023 and October 2, 2022, respectively. The fair value of RSUs vested and converted to shares of Common Stock was $685 for the 39-week period ended October 1, 2023.

The following table summarizes RSU activity for the 39-week period ended October 1, 2023:

	Unvested Restricted Stock Units
		Weighted
	Number of	Average Grant
	RSUs	Date Fair Value
December 31, 2022	1,108,330	$9.43
Granted	2,459,140	2.76
Vested	(196,318)	11.07
Forfeited	(189,640)	12.13
October 1, 2023	3,181,512	$3.24

Performance Stock Units

The Compensation Committee has awarded PSUs to select employees. The PSUs represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 8, 2023, the Company granted 949,412 PSUs under the 2021 Plan to key employees with a grant date fair value of $1.98 and on May 8, 2023, the Company granted an additional 8,050 PSUs with a grant data fair value of $2.43. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

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

As of October 1, 2023, there was $3,081 of unrecognized compensation cost related to unvested PSUs that is expected to be recognized over a remaining weighted average period of 2.5 years. The fair value of PSUs vested and converted to shares of Common Stock was $2,199 for the 39-week period ended October 1, 2023.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of October 1, 2023, there was $1,295 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 1.1 years.

The following table summarizes stock option activity for the 39-week period ended October 1, 2023:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Stock Options	Exercise Price	Term (years)
Options outstanding on December 31, 2022	1,709,690	$10.97
Forfeited	(592,588)	11.11
Expired	(194,874)	10.50
Options outstanding on October 1, 2023	922,228	$10.98	8.05
Options exercisable on, October 1, 2023	512,370	$10.79	7.96

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

Under the transition option elected by the Company, ASC Topic 842 is applied only to the most current period and reporting for comparative periods presented in the financial statements continues to be in accordance with ASC Topic 840, Leases, including disclosures. Upon adoption, the Company elected the following practical expedients related to ASC Topic 842:

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

	As of
	October 1, 2023	December 31, 2022
Assets:
Operating right of use assets	$30,415	$29,522
Liabilities:
Current operating lease liabilities - Accrued liabilities	$5,231	$5,112
Long-term operating lease liabilities	26,006	24,992
Total lease liabilities	$31,237	$30,104
Lease term and discount rate
Weighted average remaining lease term (in years)	7.6	7.9
Weighted average discount rate	5.91%	5.77%

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Components of lease expense:
Operating lease expense	$1,630	$1,753	$4,923	$5,654
Short-term lease expense	521	599	1,499	1,849
Variable lease expense	88	195	257	609
Total lease expense	$2,239	$2,547	$6,679	$8,112
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,732	$1,843	$5,203	$5,424
Right-of-use assets obtained in exchange for new operating lease liabilities	2,370	—	4,724	13,769
Decapitalization of right-of-use assets upon lease termination or modification	353	—	507	12,178

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following table summarizes the maturities of the Company's operating lease liabilities as of October 1, 2023:

2023 (excluding the thirty-nine weeks ended October 1, 2023)	$1,802
2024	6,570
2025	5,122
2026	4,632
2027	4,629
Thereafter	16,338
Total lease payments	39,093
Less imputed interest	(7,856)
Present value of lease liabilities	$31,237

17.	ACQUISITION AND RESTRUCTURING COSTS

The following table summarizes the Company's total acquisition and restructuring costs:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Acquisitions (1)	$—	$4	$—	$1,625
Restructuring (2)	415	1,262	2,106	1,622
Total acquisition and restructuring costs	$415	$1,266	$2,106	$3,247
(1) Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to acquisitions.
(2) Includes costs incurred as part of the restructuring of operations including professional and consulting services and executive severance.

18.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to various lawsuits and claims in the normal course of business, as well as the putative securities class action described below. While the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of such matters will not have a material effect on the consolidated financial position or liquidity of the Company; however, in light of the inherent uncertainties involved in such lawsuits and claims, some of which may be beyond the Company’s control, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

A putative securities class action was filed on November 6, 2023, against the Company, Tom Tomlinson (the Company’s former Director, President, and Chief Executive Officer), and Dominic Bardos (the Company’s former Chief Financial Officer) in the United States District Court for the Western District of Kentucky (the “Complaint”). The complaint, which is captioned City of Fort Lauderdale General Employees’ Retirement System v. Holley, Inc., f/k/a Empower LTD., Tom Tomlinson, and Dominic Bardos, Civil Action No. 1:23-cv-148-GNS, alleges that the Company violated various securities laws and seeks class certification, damages, interest, attorneys’ fees, and other relief.  Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. The Company disputes the allegations and intends to vigorously defend against them.

Product Warranties

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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Beginning balance	$3,876	$2,325	$3,584	$3,994
Accrued for current year warranty claims	3,005	6,535	9,472	9,569
Settlement of warranty claims	(2,857)	(5,216)	(9,032)	(9,919)
Ending balance	$4,024	$3,644	$4,024	$3,644

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

In addition, we have historically used strategic acquisitions to (i) expand our brand portfolio, (ii) enter new product categories and consumer segments, (iii) increase direct-to-consumer scale and connection, (iv) expand share in current product categories and (v) realize value-enhancing revenue and cost synergies. While we believe our business is positioned for continued organic growth, we intend to continue evaluating opportunities for strategic acquisitions that would complement our current business and expand our addressable target market.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed above, under the caption, "Cautionary Note Regarding Forward-Looking Statements," in this Quarterly Report on Form 10-Q, under the caption, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023, and in our subsequent filings with the SEC.

Business Environment

Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, including the conflict in Ukraine and the conflict in Israel and surrounding areas. Our operations have been adversely impacted, and may continue to be adversely impacted, by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, we have attempted to minimize potential adverse impacts on our business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with our suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales mix to lower-margin products, and demands on our performance that increased our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if our attempts to mitigate the impact on our supply chain, operations and costs is not successful, our business, results of operations and financial condition may be adversely affected.

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

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of October 1, 2023, $619.2 million was outstanding under our Credit Agreement.

Results of Operations

13-Week Period Ended October 1, 2023 Compared With 13-Week Period Ended October 2, 2022

The table below presents Holley’s results of operations for the 13-week periods ended October 1, 2023 and October 2, 2022 (dollars in thousands):

	For the thirteen weeks ended
	October 1, 2023	October 2, 2022	Change ($)	Change (%)
Net sales	$156,530	$154,775	$1,755	1.1%
Cost of goods sold	98,156	106,383	(8,227)	(7.7)%
Gross profit	58,374	48,392	9,982	20.6%
Selling, general, and administrative	28,880	31,921	(3,041)	(9.5)%
Research and development costs	6,100	6,039	61	1.0%
Amortization of intangible assets	3,687	3,662	25	0.7%
Impairment of indefinite-lived intangible assets	—	2,395	(2,395)	(100.0)%
Acquisition and restructuring costs	415	1,266	(851)	(67.2)%
Other expense	(28)	47	(75)	(159.6)%
Operating income	19,320	3,062	16,258	531.0%
Change in fair value of warrant liability	2,064	(30,171)	32,235	(106.8)%
Change in fair value of earn-out liability	700	(7,429)	8,129	(109.4)%
Interest expense	13,712	10,428	3,284	31.5%
Income before income taxes	2,844	30,234	(27,390)	(90.6)%
Income tax expense (benefit)	2,092	(1,345)	3,437	(255.5)%
Net income	752	31,579	(30,827)	(97.6)%
Foreign currency translation adjustment	(176)	516	(692)	(134.1)%
Total comprehensive income	$576	$32,095	$(31,519)	(98.2)%

Net Sales

Net sales for the 13-week period ended October 1, 2023 increased $1.8 million, or 1.1%, to $156.5 million, as compared to $154.8 million for the 13-week period ended October 2, 2022. Improved price realization of approximately $2.4 million led the increase, offset partially by lower unit volume which resulted in a decrease of approximately $0.6 million compared to the prior year period. Major categories driving the comparable year-over-year results include an increase in electronic systems sales of $7.9 million (12.7% category growth), a decrease in safety products sales of $3.1 million (19.8% category decline), and a decrease in accessories sales of $2.8 million (11.3% category decline).

Cost of Goods Sold

Cost of goods sold for the 13-week period ended October 1, 2023 decreased $8.2 million, or 7.7%, to $98.2 million, as compared to $106.4 million for the 13-week period ended October 2, 2022. The decrease in cost of goods sold during the 13-week period ended October 1, 2023 in which product sales increased 1.1% reflects a higher gross profit margin due to decreased freight costs, lower warranty costs and product mix.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended October 1, 2023 increased $10.0 million, or 20.6%, to $58.4 million, as compared to $48.4 million for the 13-week period ended October 2, 2022. Gross margin for the 13-week period ended October 1, 2023 of  37.3% increased as compared to a gross margin of 31.3% for the 13-week period ended October 2, 2022. The increase in gross profit and gross profit margin was driven  primarily by higher sales volume and meaningful improvements in freight, lower warranty costs, and product mix.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended October 1, 2023 decreased $3.0 million, or 9.5%, to $28.9 million, as compared to $31.9 million for the 13-week period ended October 2, 2022. When expressed as a percentage of sales, selling, general and administrative costs decreased to 18.5% of sales for the 13-week period ended October 1, 2023 compared to 20.6% of sales for the 13-week period ended October 2, 2022. The decrease in selling, general and administrative costs was driven by lower outbound shipping and handling costs, reflecting the implementation of cost-saving initiatives.

Research and Development Costs

Research and development costs for the 13-week period ended October 1, 2023 were stable at $6.1 million as compared to $6.0 million for the 13-week period ended October 2, 2022.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was stable at $3.7 million for both the 13-week periods ended October 1, 2023 and October 2, 2022.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 13-week period ended October 1, 2023 decreased $0.9 million to $0.4 million, as compared to $1.3 million for the 13-week period ended October 2, 2022, reflecting a reduction in restructuring activities associated with acquisitions.

Operating Income

As a result of factors described above, operating income for the 13-week period ended October 1, 2023 increased $16.3 million, or 531.0%, to $19.3 million, as compared to $3.1 million for the 13-week period ended October 2, 2022.

Change in Fair Value of Warrant Liability

For the 13-week period ended October 1, 2023, we recognized a loss of $2.1 million from the change in fair value of the warrant liability. For the 13-week period ended October 2, 2022, we recognized a gain of $30.2 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 13-week period ended October 1, 2023, we recognized a loss of $0.7 million from the change in fair value of the earn-out liability. For the 13-week period ended October 2, 2022, we recognized a gain of $7.4 million, from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.

Interest Expense

Interest expense for the 13-week period ended October 1, 2023 increased $3.3 million, or 31.5%, to $13.7 million, as compared to $10.4 million for the 13-week period ended October 2, 2022, reflecting a higher effective interest rate on outstanding debt, net of a $1.1 million fair value adjustment on the interest rate collar.

Income before Income Taxes

As a result of factors described above, we recognized $2.8 million of income before income taxes for the 13-week period ended October 1, 2023, as compared to income before income taxes of $30.2 million for the 13-week period ended October 2, 2022.

Income Tax Expense

Income tax expense for the 13-week period ended October 1, 2023 was $2.1 million, as compared to an income tax benefit of $1.3 million for the 13-week period ended October 2, 2022. Our effective tax rate for the 13-week period ended October 1, 2023 was 73.6%. The difference between the effective tax rate for the 13-week period ended October 1, 2023 and the federal statutory rate in 2023 was due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities and foreign taxes in higher tax rate jurisdictions. The effective tax rate for the 13-week period ended October 2, 2022 was -4.4%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $0.8 million for the 13-week period ended October 1, 2023, as compared to net income of $31.6 million for the 13-week period ended October 2, 2022. Additionally, we recognized total comprehensive income of $0.6 million for the 13-week period ended October 1, 2023, as compared to total comprehensive income of $32.1 million for the 13-week period ended October 2, 2022. Comprehensive income includes the effect of foreign currency translation adjustments.

39-Week Period Ended October 1, 2023 Compared With 39-Week Period Ended October 2, 2022

The table below presents Holley’s results of operations for the 39-week periods ended October 1, 2023 and October 2, 2022 (dollars in thousands):

	For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	Change ($)	Change (%)
Net sales	$503,997	$534,250	$(30,253)	(5.7)%
Cost of goods sold	308,162	327,849	(19,687)	(6.0)%
Gross profit	195,835	206,401	(10,566)	(5.1)%
Selling, general, and administrative	87,998	102,532	(14,534)	(14.2)%
Research and development costs	18,935	22,396	(3,461)	(15.5)%
Amortization of intangible assets	11,040	10,985	55	0.5%
Impairment of indefinite-lived intangible assets	—	2,395	(2,395)	(100.0)%
Acquisition and restructuring costs	2,106	3,247	(1,141)	(35.1)%
Other expense	508	594	(86)	(14.5)%
Operating income	75,248	64,252	10,996	17.1%
Change in fair value of warrant liability	5,516	(51,112)	56,628	(110.8)%
Change in fair value of earn-out liability	2,089	(9,282)	11,371	(122.5)%
Interest expense	41,909	26,780	15,129	56.5%
Income before income taxes	25,734	97,866	(72,132)	(73.7)%
Income tax expense	7,756	8,866	(1,110)	(12.5)%
Net income	17,978	89,000	(71,022)	(79.8)%
Foreign currency translation adjustment	(103)	1,258	(1,361)	(108.2)%
Total comprehensive income	$17,875	$90,258	$(72,383)	(80.2)%

Net Sales

Net sales for the 39-week period ended October 1, 2023 decreased $30.3 million, or 5.7%, to $504.0 million, as compared to $534.3 million for the 39-week period ended October 2, 2022. The decline in sales was driven by supply chain constraints in electronic components and a return to the sales trends experienced prior to the increased demand experienced during the COVID-19 pandemic. As a result, lower unit volume drove a decrease of approximately $43.2 million that was partially offset by improved price realization of approximately $12.9 million compared to the prior year period. Comparable year-over-year results by category include a decrease in safety products sales of $7.8 million (14.7% category decline), a decrease in electronic systems sales of $6.2 million (2.8% category decline), a decrease in accessories sales of $6.0 million (7.4% category decline), a decrease in mechanical systems sales of $5.3 million (4.1% category decline), and a decrease in exhaust system sales of $5.0 million (9.5% category decline).

Cost of Goods Sold

Cost of goods sold for the 39-week period ended October 1, 2023 decreased $19.7 million, or 6.0%, to $308.2 million, as compared to $327.8 million for the 39-week period ended October 2, 2022. The decrease in cost of goods sold during the 39-week period ended October 1, 2023 reflects the decrease in product sales during such periodcombined with lower freight costs.

Gross Profit and Gross Margin

Gross profit for the  39-week period ended October 1, 2023 decreased  $10.6 million, or  5.1%, to  $195.8 million, as compared to  $206.4 million for the 39-week period ended October 2, 2022. Gross margin for the  39-week period ended October 1, 2023 was  38.9% as compared to a gross margin of  38.6% for the  39-week period ended October 2, 2022. The decrease in gross profit was driven primarily by lower sales.In general, gross margin and margins on individual products remain under pressure due to various factors, including potential increases in manufacturing costs and shifts in sales mix towards products with lower gross margins.

Selling, General and Administrative

Selling, general and administrative costs for the 39-week period ended October 1, 2023 decreased $14.5 million, or 14.2%, to $88.0 million, as compared to $102.5 million for the 39-week period ended October 2, 2022. When expressed as a percentage of sales, selling, general and administrative costs decreased to 17.5% of sales for the 39-week period ended October 1, 2023 compared to 19.2% of sales in 2022. The decrease in selling, general and administrative costs was driven by lower equity compensation costs and the implementation of cost-saving initiatives, which resulted in decreases in personnel, outbound shipping and handling, and marketing costs.

Research and Development Costs

Research and development costs for the 39-week period ended October 1, 2023 decreased $3.5 million, or 15.5%, to $18.9 million, as compared to $22.4 million for the 39-week period ended October 2, 2022. The decrease in research and development costs was primarily due to headcount reductions, reflecting the implementation of cost-saving initiatives.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was stable at $11.0 million for both the 39-week periods ended October 1, 2023 and October 2, 2022.

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the 39-week period ended October 1, 2023 decreased $1.1 million to $2.1 million, as compared to $3.3 million for the 39-week period ended October 2, 2022, reflecting a reduction in restructuring activities associated with acquisitions.

Operating Income

As a result of factors described above, operating income for the 39-week period ended October 1, 2023 increased $11.0 million, or 17.1%, to $75.3 million, as compared to $64.3 million for the 39-week period ended October 2, 2022.

Change in Fair Value of Warrant Liability

For the 39-week period ended October 1, 2023 we recognized a loss of $5.5 million from the change in fair value of the warrant liability. For the 39-week period ended October 2, 2022 we recognized a gain of $51.1 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 39-week period ended October 1, 2023 we recognized a loss of $2.1 million from the change in fair value of the earn-out liability. For the 39-week period ended October 2, 2022 we recognized a gain of $9.3 million from the change in fair value of earn-out liability. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.

Interest Expense

Interest expense for the 39-week period ended October 1, 2023 increased $15.1 million, or 56.5%, to $41.9 million, as compared to $26.8 million for the 39-week period ended October 2, 2022, reflecting a higher effective interest rate on outstanding debt, net of a $3.2 million fair value adjustment on the interest rate collar.

Income before Income Taxes

As a result of factors described above, we recognized $25.7 million of income before income taxes for the 39-week period ended October 1, 2023, as compared to income before income taxes of $97.9 million for the 39-week period ended October 2, 2022.

Income Tax Expense

Income tax expense for the 39-week period ended October 1, 2023 was $7.8 million, as compared to income tax expense of $8.9 million for the 39-week period ended October 2, 2022. The effective tax rate for the 39-week period ended October 1, 2023 was 30.1%. The difference between the effective tax rate for the 39-week period ended October 1, 2023 and the federal statutory rate in 2023 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. Our effective tax rate for the 39-week period ended October 2, 2022 was 9.1%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $18.0 million for the 39-week period ended October 1, 2023, as compared to net income of $89.0 million for the 39-week period ended October 2, 2022. Additionally, we recognized total comprehensive income of $17.9 million for the 39-week period ended October 1, 2023, as compared to total comprehensive income of $90.3 million for the 39-week period ended October 2, 2022. Comprehensive income includes the effect of foreign currency translation adjustments.

Non-GAAP Financial Measures

We present EBITDA and Adjusted EBITDA as supplemental measures of our operating performance and believe that such non-GAAP financial measures provide useful information to investors, because they exclude the impact of certain items that we do not consider indicative of our ongoing operating performance and we believe are useful in comparing the Company’s results of operations between periods. We believe that the presentation of EBITDA and Adjusted EBITDA enhances the usefulness of our financial information by presenting measures that management uses internally to establish forecasts, budgets and operational goals to manage and monitor our business. We believe that these non-GAAP financial measures help to depict a more realistic representation of the performance of our underlying business, enabling us to evaluate and plan more effectively for the future.

We define EBITDA as earnings before depreciation, amortization of intangible assets, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude, to the extent applicable, acquisition and restructuring costs, which includes transaction fees and expenses, termination related benefits, facilities relocation, and executive transition costs; changes in the fair value of the warrant liability; changes in the fair value of the earn-out liability; equity-based compensation expense; impairment of intangible assets; non-cash charges due to our previously disclosed product rationalization initiative aimed at eliminating unprofitable or slow-moving stock keeping units, for which a partial reversal of the initial reserve was recognized during the 39-week period ended October 1, 2023; notable items that we do not believe are reflective of operating performance, which for the 39-week period ended October 1, 2023, includes certain costs incurred for advisory services related to identifying performance initiatives, and for the 39-week period ended October 2, 2022, includes a non-cash adjustment related to the adoption of ASC Topic 842, “Leases,” and legal fees and costs related to a settlement; and other expenses or gains, which includes gains or losses from disposal of fixed assets, franchise taxes, and gains or losses from foreign currency transactions.

EBITDA and Adjusted EBITDA are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from or included in these metrics are significant components in understanding and assessing Holley’s financial performance. These metrics should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with GAAP.

The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the 13-week and 39-week periods ended October 1, 2023 and October 2, 2022 (dollars in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income	$752	$31,579	$17,978	$89,000
Adjustments:
Depreciation	2,785	2,837	7,738	7,500
Amortization of intangible assets	3,687	3,662	11,040	10,985
Interest expense, net	13,712	10,428	41,909	26,780
Income tax expense (benefit)	2,092	(1,345)	7,756	8,866
EBITDA	23,028	47,161	86,421	143,131
Acquisition and restructuring costs	415	1,266	2,106	3,247
Impairment of indefinite-lived intangible assets	—	2,395	—	2,395
Change in fair value of warrant liability	2,064	(30,171)	5,516	(51,112)
Change in fair value of earn-out liability	700	(7,429)	2,089	(9,282)
Equity-based compensation expense	2,970	2,873	5,170	9,518
Product rationalization	—	—	(800)	—
Notable items	556	213	564	1,097
Other expense (gain)	(28)	47	508	594
Adjusted EBITDA	$29,705	$16,355	$101,574	$99,588

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

As of October 1, 2023, the Company had cash of $36.8 million and availability of $123.3 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. As of October 1, 2023, the Company had $1.7 million in letters of credit outstanding under the revolving credit facility. In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023 through the fiscal quarter ending March 31, 2024, to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $1.9 million, including short term leases, due during the remainder of fiscal year 2023. See Note 16, "Lease Commitments" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.

Holley's capital expenditures are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $6 million to $8 million in fiscal year 2023.

See Note 7, "Debt" in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of October 1, 2023, based on the then current weighted average interest rate of 9.4%, expected interest payments associated with outstanding debt totaled approximately $14.6 million for the remainder of fiscal year 2023.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

39-week period ended October 1, 2023 Compared With 39-week period ended October 2, 2022

	For the thirty-nine weeks ended
	October 1, 2023	October 2, 2022
Cash flows provided by operating activities	$56,863	$12,164
Cash flows used in investing activities	(3,125)	(25,349)
Cash flows used in financing activities	(42,998)	(5,457)
Effect of foreign currency rate fluctuations on cash	(57)	(1,077)
Net (decrease) increase in cash and cash equivalents	$10,683	$(19,719)

Operating Activities. Net cash provided by operating activities for the 39-week period ended October 1, 2023 was $56.9 million compared to net cash provided by operating activities of $12.2 million for the 39-week period ended October 2, 2022. Net income decreased $71.0 million to $18.0 million for the 39-week period ended October 1, 2023 from $89.0 million for the 39-week period ended October 2, 2022, largely due to a $68.0 million year-over-year impact of non-cash valuation adjustments for warrants and earn out liabilities. Significant changes in the year-over-year change in working capital activity included positive fluctuations from inventories of $67.4 million and accounts receivable of $7.5 million. Partially offsetting these increases were negative fluctuations in accrued interest of $7.1 million and accrued liabilities of $4.5 million. The change in inventory reflects the impact of inventory management initiatives and fluctuations in sales while changes in accounts receivable and accrued liabilities are impacted by the timing of payments.

Investing Activities. Cash used in investing activities for the 39-week period ended October 1, 2023 was $3.1 million which primarily reflects capital expenditures. Cash used in investing activities for the 39-week period ended October 2, 2022 was $25.4 million which included $11.7 million due to capital expenditures and $14.1 million due to acquisitions.

Financing Activities. Cash used in financing activities for the 39-week period ended October 1, 2023 was $43.0 million, which primarily reflects $40.4 million in principal payments on long-term debt. The principal payments of long-term debt during the 39-week period ended October 1, 2023 includes the Company’s pay down of an aggregate of $24.8 million in principal on its outstanding first lien term loan by repurchasing $13.8 million at a discount to par and making a voluntary prepayment of $11.0 million during the 13-week period ended October 1, 2023.  Cash used in financing activities for the 39-week period ended October 2, 2022 was $5.5 million primarily due to $31.8 million in principal payments on long-term debt, which was partially offset by $27.0 million in borrowings under the delayed draw term loan to finance acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collar is intended to mitigate some of the effects of increases in interest rates. As of October 1, 2023, a total of $619.2 million of term loan and revolver borrowings were subject to variable interest rates, with a weighted average borrowing rate of 9.4%. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.2 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $2.9 million decrease to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of October 1, 2023, the majority of the Company’s cash and cash equivalents consisted of cash balances in non-interest bearing checking accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of October 1, 2023, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 4. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of October 1, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Litigation in Note 18 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended October 1, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC and Holley Intermediate Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Amended and Restated By-Laws of the Company, dated August 8, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Jesse Weaver
Jesse Weaver
Chief Financial Officer (Duly Authorized Officer)

November 8, 2023