Form 10-K
period 2023-12-31
Holley Inc.
filed 2024-03-14
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(Registrant’s telephone number, including area code) (Zip code)

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

As of July 2, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sales price of $4.09 reported on the New York Stock Exchange, was approximately $215 million.

There were 118,801,030 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of March 1, 2024.

Documents incorporated by reference: Parts of the registrant’s Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Securities Act and Exchange Act, as well as protections afforded by other federal securities laws. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Forward-looking statements may be accompanied by words such as “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend” or similar expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including, but not limited to, the Company’s ability to do any of the following:

•	execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
•	anticipate and manage through disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain company products in distribution channels;
•	anticipate and manage through supply shortages of key component parts used in our products and the need to shift the mix of products offered in response thereto;
•

respond to the impact of geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), the interruption from catastrophic events and problems such as terrorism and public health crises;

•	maintain key strategic relationships with partners and resellers;
•	anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures;
•	enhance future operating and financial results;
•	respond to uncertainties associated with product and service development and market acceptance;
•	anticipate and manage through fluctuations in consumer demand and/or shifts in the mix of products sold;
•	attract and retain qualified employees and key personnel;
•	protect and enhance the Company’s corporate reputation and brand awareness;
•	recognition of goodwill and other intangible asset impairment charges;
•	effectively respond to general economic and business conditions;
•	acquire and protect intellectual property;
•	collect, store, process and use personal and payment information and other consumer data;
•	comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;
•	manage the impact of any security breaches, cyber-attacks, or other cybersecurity threats or incidents, or the failure of any key information technology systems;
•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
•	obtain additional capital, including use of the debt market;
•	manage to finance operations on an economically viable basis;
•	maintain Holley’s New York Stock Exchange (“NYSE”) listing of our common stock (“Common Stock”) and warrants to purchase Common Stock ("Warrants");
•

comply with existing and /or future laws and regulations applicable to our business, including laws and regulations related to environmental health and safety and the recently issued required climate-related disclosures;

•	respond to litigation, complaints, product liability claims and/or adverse publicity;

•	anticipate the significance and timing of contractual obligations;
•	anticipate the impact of, and response to, new accounting standards;
•	maintain proper and effective internal controls;
•	respond to the impact of changes in U.S. laws and regulations, including the impact on deferred tax assets;
•	anticipate the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•	anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and
•	other risks and factors, listed under the caption “Risk Factors” included in this Annual Report on Form 10-K, and/or as disclosed in any subsequent filings with the SEC.

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

•

Pandemics, epidemics or other public health crises could adversely affect our business, sales, financial condition and results of operations and our ability to access current or obtain new lending facilities.

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

•

Our operations and reputation may be negatively impacted if our information technology systems fail to perform adequately or if we experience an interruption in our operations due to security threats or disruptions.

•	Adverse developments affecting the financial services industry, such as bank failures, could have an adverse impact on our financial condition and results of operations.
•	If our estimates relating to our accounting policies prove to be incorrect, our results of operations could be harmed.
•	Our disclosure controls and procedures may not prevent or detect all acts of fraud.
•	Our business could be negatively impacted by the effects of global climate change or the increasing scrutiny and evolving expectations with respect to our environment, social and governance practices.

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

•	The market price and trading volume of Common Stock and Warrants may be volatile.
•	Reports published by analysts could adversely affect the market price and trading volume of Common Stock and Warrants.
•	Future sales of Common Stock and Warrants in the public market could cause our stock price to fall.
•	We may redeem unexpired Warrants to their exercise at a time that is disadvantageous to the Warrant holders, thereby making the Warrants worthless.

PART I

Item 1. Business

About Us

Founded in 1903, Holley, Inc. has been a part of the automotive industry for well over a century. We design, manufacture, and distribute high-performance automotive aftermarket products to car and truck enthusiasts primarily in the United States, Canada and Europe. Our products span a number of automotive platforms and are sold across multiple channels. We are a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, nitrous oxide injection systems, superchargers, exhaust headers, mufflers, distributors, ignition components, engine tuners and automotive performance plumbing products. We are also a leading manufacturer of exhaust products as well as shifters, converters, transmission kits, transmissions, tuners and automotive software. Our products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and drivability. We have locations in the United States, Canada, Italy and China.

We attribute a major component of our success to our brands, including Holley EFI, Holley, MSD, Simpson, Powerteq, Accel and Flowmaster, among others. In addition, we have recently added to our brand lineup through a series of strategic acquisitions, including our 2022 acquisitions of John’s Ind., Inc., Southern Kentucky Classics, and Vesta Motorsports USA, Inc., d.b.a. RaceQuip, and our 2021 acquisitions of AEM Performance Electronics, Classic Instruments LLC, ADS Precision Machining, Inc., d.b.a. Arizona Desert Shocks, Baer, Inc, d.b.a. Baer Brakes, Brothers Mail Order Industries, Inc., d.b.a. Brothers Trucks, Rocket Performance Machine, Inc., d.b.a. Rocket Racing Wheels, and Speartech Fuel Injections Systems, Inc. Through these strategic acquisitions, we have increased our market position in the otherwise highly fragmented performance automotive aftermarket industry.

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

On July 16, 2021, we consummated a business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc., a direct wholly owned subsidiary of Empower (“Merger Sub I”), Empower Merger Sub II LLC, a direct wholly owned subsidiary of Empower (“Merger Sub II”), and Holley Intermediate Holdings, Inc. (“Holley Intermediate”) on July 16, 2021, (the “Closing” and such date, the “Closing Date”). The Merger Agreement provided for, among other things, the following transactions: (i) Merger Sub I merged with and into Holley Intermediate, the separate corporate existence of Merger Sub I ceased, and Holley Intermediate became the surviving corporation, and (ii) Holley Intermediate merged with and into Merger Sub II, the separate corporate existence of Holley Intermediate ceased, and Merger Sub II became the surviving limited liability company. On the Closing Date, Empower changed its name to Holley Inc. and its trading symbol on the NYSE from “EMPW” to “HLLY.”

Business Strategy

For over 100 years, we have pursued our mission of bringing innovation, discovery and fun to motor life. Today, as Holley Performance Brands, we are the leader in delivering high performance platform solutions, driven to accelerate the passion of auto enthusiasts around the globe. Through our portfolio of leading brands – ranging from icons of the American Road, to emerging technologies – we serve a large, diverse community of expert partners and enthusiast consumers across nine distinct consumer verticals, including Classic Truck, Classic Muscle, Modern Muscle, Modern Truck, Off-Road, Euro, Import, Safety and Racing.

We plan to unlock the full potential of Holley’s innovation-led research and development ("R&D") product portfolio and brand powerhouse in the performance automotive aftermarket across all nine verticals through our highly focused Steering Principles of Fueling our Teammates, Supercharging our Customers and Accelerating Profitable Growth.

•

Fueling our teammates: At the heart of our growth strategy lies not just innovation, but the people who drive it. Our first objective is to create a premier place to work that attracts, retains, and empowers talented individuals who share our passion for automotive performance. We will do this by creating an environment that excites, empowers, and nurtures our teammates to their full potential by providing them with the resources, knowledge, encouragement, and motivation they need to excel in their roles. This commitment extends beyond traditional employee engagement strategies; it recognizes the critical link between an enthusiast-driven workforce and the development of highly differentiated products that resonate with our target market. By fostering an environment where our teammates’ automotive passions thrive, with shared goals, we will create a synergy that sparks creative solutions, fuels collaboration, and propels us to new heights.

•

Supercharging our Customers: As a leading enthusiast platform in the automotive performance aftermarket, our objective is to deliver exceptional value, innovation, and support to our customers, ultimately creating a loyal and satisfied base of consumer and distribution partners who continue to choose Holley Performance Brands for their automotive needs. We have a comprehensive marketing strategy tailored to the specific needs of the targeted consumer verticals. Our objective is sales growth through our DTC channel and our loyal distribution partners. We intend to balance the growth between these two channels based on the needs of the consumer verticals and our overall cost to serve the end customer through each channel. Our comprehensive marketing strategy is focused on creating pull for our products through digital and non-digital platforms and partnering with our distribution partners to ensure our products are available and well represented in their offering. In addition, we have a long history of creating excitement around our brands by hosting and participating in experiential enthusiast events. We believe events create the opportunity for us to remain closely connected to our enthusiast consumer, get feedback directly from enthusiasts on our offering, and broaden our understanding of the latest consumer trends.

•

Accelerating Profitable Growth: Our third strategic objective is to significantly increase revenue by expanding our market share while maintaining and improving profitability. We aim to achieve those objectives more quickly than in the past by focusing on our nine go-to-market consumer verticals and launching innovative new products, entering new product categories, implementing sales and marketing strategies to boost revenue, and through strategic acquisitions. We also intend to achieve sustainable and long-term profitability by lowering our cost to serve, improving operational efficiencies, and focusing on higher-margin products and services.

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

Brands

We have a strong portfolio of brands covering various product categories. Our portfolio consists of over 70 brands spanning across over 30 product categories. Our top seven brands generated 70% of our sales in 2023.

•

Holley EFI: Currently our largest brand and represented 16% of our sales for 2023. Our Holley EFI brand focuses on electronic fuel injection technology and showcases our new product development engine.

•

Holley: Currently our second largest brand and represented 14% of our sales for 2023. The Holley brand resonates with consumers as the majority of automotive enthusiast consumers recognize the Holley brand. Holley offers a variety of products across multiple categories but traces its roots back to carburetors which originally made the brand famous with automotive enthusiasts.

•

MSD: Currently our third leading brand and represented 10% of our sales for 2023. MSD has historically been focused on production of ignition products and recently has been more focused on developing electronics for the powertrain category.

•

Simpson: Currently our fourth leading brand and represented 8% of our sales for 2023. Simpson is focused on motorsport safety products including helmets, head and neck restraints, seat belts and fire suits.

•	Powerteq: Currently our fifth leading brand and represented 8% of our sales for 2023. Powerteq is focused on exhaust, intakes, drivetrain and engine tuning products and accessories.
•	Accel: Currently our sixth largest brand and represented 8% of our sales in 2023. Accel is focused on performance fuel and ignition systems.
•	Flowmaster: Currently our seventh largest brand and represented 6% of our sales in 2023. Flowmaster's main focus is on developing exhaust products.

We believe the popularity of our brands is the result of consistently delivering high quality, innovative products that resonate with our enthusiast consumers. Our brands have allowed us to build direct, trusted and long-lasting relationships with our consumers and resellers.

Product Development

We offer our enthusiast consumers a comprehensive suite of performance automotive aftermarket products to meet a wide range of needs. We are continuously innovating and evolving our product offerings to meet ever-changing consumer needs. We invest heavily in developing new products, spending an average of $25.1 million per year on research and development since 2019 . We believe our product development capabilities will enable us to create sustainable long-term growth and margin enhancements for our business.

We have a history of developing innovative products, including new products in existing categories like Electronic Fuel Injection, product line expansions, and products that bring us into new markets including components for converting internal combustion engine vehicles to electric powertrains. We have thoughtfully expanded our product portfolio over time to adapt to consumer needs and find solutions to new consumer demands. We expand our existing product families and enter new product categories by creating solutions grounded in our expert insights and relevant market knowledge. We believe we have a meaningful runway across our target product categories and product vintages, and we are well positioned for future growth by expanding in adjacent and transformational categories that present opportunities for further market penetration in the Performance Suspension, Braking and Powertrain Conversion Systems markets. We believe there are also opportunities to capitalize on growing our powertrain agnostic categories like Automotive and Motorcycle Safety.

Suppliers

We run a flexible sourcing model with a mix of global sourcing and in-house manufacturing. Our best value sourcing model decisions are based on a mix of cost, quality and service. We have a diverse global supplier base and no material supplier concentration. Our efficient sourcing model enables strong gross margins and cash conversion.

We believe there is an adequate supply of raw materials and key components; however, there can be no assurance over the long term that the availability of materials and components or increases in commodity prices will not materially affect our business or results of operations. Ongoing supply chain disruptions, resulting in supply shortages and higher shipping charges, have and could continue to impact our ability to maintain supplies of products and the costs associated with obtaining raw materials and key components, including automotive-grade microchips.

Marketing

We reach and engage our consumers where they participate in the performance automotive aftermarket – online and in person. Our marketing strategy is centered on strong brand equity, leading new product innovation capabilities and delivering consistently high-quality products. In 2023, we spent approximately $9.9 million (or approximately 1.4% of our 2023 annual gross sales) on marketing and advertising. Going forward, consistent with our value creation strategies, we intend to continue our investments in direct consumer marketing and advertising as well as refocus some of our efforts to support our distribution network to fully meet our customers everywhere they shop. In addition, we have established dedicated consumer verticals that are focusing on our go-to-market strategy for the following nine vertical markets: Classic Truck, Classic Muscle, Modern Muscle, Modern Truck, Off-Road, Euro, Import, Safety and Racing. Our current mix of spending is towards activities believed to generate the highest return on investment. We believe these strategies will have a meaningfully positive impact across our brand portfolio.

In recent years, we have shifted our marketing efforts towards digital advertising and have increased investments in consumer engagement directly via digital and social media platforms and campaigns. Additionally, since mid-2020 we increased resources focused on expanding our e-commerce and digital platforms. These efforts have included turning Holley.com into a destination for automotive enthusiasts and launching Motor Life, our internal digital publication that is available to the public on our website. As a result, we have experienced a significant increase in social media and online engagement since that time. Continued expansion of and investment in digital and social media are expected in the future to support our DTC channel as well as our complete distribution network.

We have also spent significant time and effort in curating engaging, in-person events to build the Holley enthusiast community. These events focus on creating memorable experiences for enthusiasts, celebrate car culture, build community, and show enthusiasts how Holley products can help them get more performance and enjoyment from their vehicles. Our events have grown in total annual attendance from 14,000 in 2015 to125,000 in2023. We hosted seven events in 2023: LS Fest East, LS Fest West, Ford Fest, MoParty, High Voltage, Brother's Truck Show, and LS Fest Texas.

Sales and Distribution

We have a diverse omni-channel distribution strategy focused on delivering the best customer experience to our enthusiast consumers and distribution partners. Our omni-channel model enables us to reach our consumers through DTC, E-tailer, warehouse distributor, traditional retailer, and jobber/ installer channels. We have mutually beneficial relationships with our resellers and are able to maintain strong pricing discipline across our channels with strict conformance to minimum advertised pricing.

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

Resellers: We have historically sold the majority of our products through resellers who purchase our products and resell them through various channels. These resellers consist of E-tailers, warehouse distributors, traditional retailers, and jobber/installers with E-tailers and warehouse distributors accounting for 59% of our sales in 2023, and our top ten resellers accounting for 42% of our sales in 2023 with our largest reseller making up 21% of our sales in 2023.

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

Increasing global efforts to control emissions of carbon dioxide, methane, ozone, nitrogen oxide and other greenhouse gases and pollutants, as well as the shifting focus of regulatory efforts towards total emissions output, have the potential to impact our facilities, costs, products and customers. The U.S. Environmental Protection Agency has taken action to control greenhouse gases from certain stationary and mobile sources. In addition, several states have taken steps, such as adoption of cap-and-trade programs or other regulatory systems, to address greenhouse gases. There have also been international efforts seeking legally binding reductions in emissions of greenhouse gases. These developments and further actions that may be taken in the U.S. and in other countries, states or provinces could affect our operations both positively and negatively (e.g., by affecting the demand for or suitability of some of our products).

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

Employees

Holley’s employees are integral to our strategic growth and success. We consider our team members to be our most valuable asset and seek to attract and maintain the highest quality talent by offering competitive benefits and wellness services, opportunities to grow professionally, and regular evaluations, among other initiatives. On December 31, 2023, we employed 1,594 full-time employees and 39 temporary employees. Approximately 49% of our full-time employees are based primarily in our Bowling Green, KY headquarters, distribution center and manufacturing plants. None of our employees are subject to collective bargaining agreements or represented by a labor union. We believe our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our employees are good.

Many of our employees are automotive enthusiasts. We pride ourselves on having a platform built for enthusiasts by enthusiasts. On December 31, 2023, our Engineering function included approximately 146 employees, including many enthusiast-focused engineers who are passionate about cars. We continue to seek out top level talent that will help accomplish our mission and vision moving forward. Our goal is to create an inclusive and safe environment for our employees that keeps them engaged in their work.

Compensation and Benefits. We strive to hire, develop and retain top talent. We attract and reward our employees by providing competitive benefits, including market-competitive compensation, medical, dental and vision insurance, short-term and long-term disability insurance, basic life and accidental death and dismemberment insurance, voluntary supplemental coverages, flexible spending accounts, paid time off, and our 401(k) program. Holley matches employee contributions to the 401(k) Plan up to 3.5% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance to targets. We are committed to providing an array of benefits that meet the needs of our workforce, as demonstrated by the addition of an HSA-eligible health plan in 2024.

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

Employee health and safety in the workplace is one of our top priorities. We have implemented programs and training designed to eliminate workplace incidents, risks and hazards. The core training provided includes Emergency Response, OSHA Reporting, Fire Safety, Slips, Trips and Falls, and Office Ergonomics. We also review and monitor our performance closely. We follow local, state and federal regulations issued by the Occupational Safety and Health Administration and are prepared to implement any applicable workplace requirements in order to keep our employees safe.

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

We believe our employees should reflect the customers we serve. Notably, approximately 30% of Holley consumers are female. Accordingly, we recognize the benefits of female representation in our workforce, and in 2023 over 35% of our workforce were women. We are committed to closing the gender gap and our recruitment and retention strategies support improving women’s representation in leadership roles.

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

Talent Development. The development of our employees’ skills and knowledge is critical to Holley’s success. Our educational assistance program is designed to encourage personal development by helping employees maintain and improve their skills or knowledge related to their current job or a potential future position at Holley through reimbursement of certain educational expenses, including external training programs or educational courses, pursuit and maintenance of job-related professional licenses and certifications, workshops, seminars, and professional conferences. Further, we are introducing an internship program designed to provide students in the community with an opportunity to gain practical experience. We are committed to fostering an equitable work environment that seeks to ensure fair treatment, equality of opportunity, and fairness in access to information and resources.

Social Responsibility. We are committed to social responsibility. Our socially responsible initiatives include donations to community organizations, sponsorship of local sports teams and weekend family events. Through these programs, Holley and its employees are able to give back to the community through monetary donations and by providing community services. Holley gives its subsidiaries the ability to lead their own community engagement initiatives through contributions to charities and participation in fundraising events. This is demonstrated by both the Company’s and its team members’ participation in philanthropic causes such as local food drives and programs that provide holiday gifts to those in need.

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

Risks Relating to Our Business and Industry

Global economic and financial market conditions beyond our control might materially and negatively impact us.

General economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, recent supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or growing recession risk, as well as input costs including fuel and energy costs (for example, the price of gasoline), foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences.

In addition, public health crises, geopolitical instability (including the conflicts in Ukraine and Israel and surrounding areas, and the possible expansion of such conflicts), as well as other global events have significantly increased global macroeconomic uncertainty and volatility. In response to unfavorable economic conditions, there has been and, in the future, could be a reduction in discretionary spending, which may lead to reduced net sales or cause a shift in our product mix from higher-margin to lower-margin product offerings or a shift of consumer purchasing patterns to lower cost options. This shift could force us to reduce prices for our products in order to compete. Conversely, rapid increases in demand due to improving economic conditions could lead to supply chain challenges.

Global markets continued to face threats and uncertainty during fiscal year 2023. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.

We must successfully manage the demand, supply, and operational challenges brought about by any disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.

Our operations are impacted by consumer spending levels, the availability of our products to retailers and our ability to manufacture, store and distribute products to our customers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak or similar widespread public health concern, could negatively impact our overall business, financial condition and results of operations. These impacts may include, but are not limited to:

▪	Significant reductions, shifts or fluctuations in demand for one or more of our products;

▪

Inability to meet our customers’ needs due to disruptions in our manufacturing and supply chain arrangements caused by the loss or disruption of essential manufacturing and supply chain elements. In addition, we may incur higher costs for transportation, workforce and distribution capability in order to maintain the supply of product to our customers;

▪	Failure of third parties upon which we rely, including our suppliers, contract manufacturers, distributors, contractors and commercial banks, to meet their obligations to us in a timely manner; and

▪

Significant changes in the political and regulatory landscape in the markets in which we manufacture, sell or distribute our products, which may include, but are not limited to, restrictions on international trade, governmental or regulatory actions, closures or other restrictions that limit or suspend our or our third-party partners' or customers' operating and/or manufacturing capabilities, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.

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

Inflation may continue to adversely affect us by increasing the cost of raw materials. Our products contain various raw materials, including corrosion-resistant steel, non-ferrous metals such as aluminum and nickel, and precious metals such as platinum and palladium. We use raw materials directly in manufacturing and in components that we purchase from our suppliers. We generally purchase components with significant raw material content on the open market. Volatility in the prices of raw materials such as steel, aluminum and nickel could continue to increase the cost of manufacturing our products. In some cases, those cost increases can be passed on to customers in the form of price increases, in other cases, they cannot. Transportation and freight service costs are susceptible to volatility and inflationary pressures due to fuel costs, limited capacity and/or availability of containers, shipping vessels, and/or receiving port services. If the prices of raw material and other inputs increase, and we are not able to charge our customers higher prices to compensate, our results of operations would be adversely affected.

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

A significant disruption at any of our manufacturing facilities or distribution centers could materially and adversely affect our business, sales, financial condition and results of operations. Our manufacturing facilities and distribution centers are highly automated, which means that our operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures, including failures caused by factors outside of our control, such as political unrest, terrorist attacks, military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), natural disasters or extreme weather (including events that may be caused or exacerbated by climate change). Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations, which may have an immediate, or in some cases prolonged, impact on our margins. Our risk management, business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of catastrophic events or longer-term developments, such as the impacts of climate change.

Failure to compete effectively could reduce our market share and significantly harm our business, sales, financial condition and results of operations.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products. Due to the diversity of our product offering, we compete with several large and medium-sized companies and a large number of smaller regional and specialty companies and numerous category-specific competitors. In addition, we face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts that we sell. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market.

Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products. Increased competition could put additional pressure on us to reduce prices or take other actions, which may have an adverse effect on our business, sales, financial condition and results of operations. We may also lose significant customers or lines of business to competitors.

If we are unable to successfully design, develop and market new products, our business may be harmed.

To maintain and increase sales, we must continue to introduce new products on a timely basis to respond to new and evolving consumer preferences and improve or enhance our existing products. The success of our new and enhanced products depends on many factors, including anticipating consumer preferences, finding innovative solutions to consumer problems, differentiating our products from those of our competitors, and maintaining the strength of our brands. The design and development of our products is costly, and we typically have several products in development at the same time. Problems in the design or quality of our products, or delays in product introduction, may harm our brands, business, sales, financial condition and results of operations. Any new products that we develop and market may not generate sufficient revenues to cover our development, production, marketing, selling and other costs.

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

We plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the manufacturing lead time and the amount of specification involved, especially given market volatility. Aside from supply chain disruptions and inflationary pressures, forecasting demand for specific automotive parts can also be challenging due to changing consumer preferences and competitive pressures and longer supply lead times. The nature of our business makes it difficult to quickly adjust our manufacturing capacity if actual demand for our products varies from forecasted demand. If actual demand for our products exceeds forecasted demand, we may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit our sales and adversely affect our financial performance. On the other hand, if actual demand is less than forecasted demand for our products, we could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect our financial performance.

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

We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to broaden our retail partner and customer bases. The growth of our business will depend, in part, on our ability to continue to expand our retail partner and customer bases in the United States, as well as in international markets. In these markets, we may face challenges that are different from those we currently encounter, including competition, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brands, or a resistance to paying for premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we cannot ensure that we will be successful. If we are not successful, our business, sales, financial condition and results of operations may be harmed.

Competitors have attempted, and will likely continue to attempt to, imitate our products and technology. If we are unable to protect or preserve the image of our brands and proprietary rights, our business, sales, financial condition and results of operations may be harmed.

As our business continues to expand, our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our product designs and branding, which could harm our business, sales, financial condition and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we, therefore, rely significantly on trade secrets, trade and service marks, trade dress, and the strength of our brands. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violations may be inadequate, and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology that we rely on to conduct our business and differentiate Holley from our competitors. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brands and harm our business, sales, financial condition and results of operations.

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

A portion of automotive parts and components we use in our manufacturing processes are imported from suppliers located outside the U.S. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, and these risks may become heightened as a result of unfavorable global economic conditions. These risks may include, but are not limited to:

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

•	political tensions and military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, and the possible expansion of such conflicts);
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

For 2023, we generated approximately $144 million in gross sales through our DTC channel. Part of our growth strategy involves increasing sales through our DTC channel. The level of customer traffic and volume of customer purchases through our website is substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, sales, financial condition and results of operations could be harmed.

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

Our results of operations may be adversely affected by increases in labor costs, labor shortages, and/or turnover.

An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, increase in federal or state minimum wages, or increase in general labor costs as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows. A sustained labor shortage or increased turnover rates within our employee base, caused by worsening economic conditions or other national or international emergencies, could lead to increased costs, such as increased overtime to meet demand and increased salaries and wage rates to attract and retain employees. Further, labor shortages or increased turnover rates could negatively affect our ability to efficiently operate our business if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative consequences. If we are unable to hire or retain skilled personnel, our results of operations would suffer.

Our operations and reputation may be negatively impacted if our information technology systems fail to perform adequately or if we experience an interruption in our operations due to security threats or disruptions.

Our business operations are dependent on information technology systems, which manage crucial functions such as manufacturing, distribution, sales, accounting, and communications. Effective resource allocation and management are vital for building, sustaining, and safeguarding these systems. Failure to do so, including inadequate oversight of system upgrades or third-party service providers, could negatively impact our business and financial results. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction or reporting errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.

Furthermore, our information technology systems, and the systems of our customers, vendors, suppliers, and other third-party service providers, are subject to cyber-attacks or other security incidents including computer viruses or other malicious codes, phishing attacks, unauthorized access attempts, cyber extortion, business email compromise, social engineering schemes, denial of service attacks, hacking, ransomware, or other cyberattacks attempting to exploit vulnerabilities. Cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative artificial intelligence. Such incidents could result in unauthorized access to information including customer, consumer or other company confidential data as well as disruptions to operations. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, monitoring and routine testing of our information systems, and designing business processes to mitigate the risk of such breaches. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cyber-threats are constantly evolving, are becoming more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls. If they fail to deter, detect or report cyber incidents in a timely manner, we may suffer financial and other harm, including to our information, operations, performance, and reputation. We face additional cybersecurity risks due to our reliance on internet technology and hybrid work arrangements, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities. We are also subject to increasing and evolving government, customer and other cyber and security requirements, including disclosure obligations. If we are unable to prevent or adequately respond to and resolve a cybersecurity incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event, any of which could adversely affect our reputation, operations, financial performance and condition.

Our information systems are also vulnerable to damage or interruption from computer system failures, software defects, natural disasters, power loss, human error, and network failures. Such incidents could adversely affect our company, including incurring unanticipated costs to remediate impacts and lost business. Our customers and suppliers face similar risks that, if realized, could also adversely impact our operations.

We have experienced in the past, and expect to continue to experience, cybersecurity threats and attacks, including an external cyber-attack in 2021 that resulted in a temporary suspension of services to our customers. To date these incidents have not had a material adverse effect on our business and results of operations; however, there can be no assurance that such impacts will not be material in the future. The occurrence and impact of these various risks are difficult to predict, but one or more of them could temporarily disrupt our ability to manage our operations, provide services to our customers and perform vital financial processes, any of which could have a materially adverse effect on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities and in some cases are subject to deductibles and layers of self-insured retention.

We are exposed to risks related to the failure to protect the integrity of individually identifiable information of our customers, vendors, suppliers and employees.

As our information technology systems contain certain information about individuals and businesses, our failure to maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could lead to disruptions in our online ordering system or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Failure to maintain security of the data we hold could also result in violations of applicable privacy, data security and other laws, potentially subjecting us to lawsuits, fines and other forms of regulatory enforcement. While we have implemented security measures, our information technology systems remain susceptible to cyber-attacks, viruses and other disruptions and security compromises. Any unauthorized or inadvertent disclosure of personally identifiable information, whether through a compromise of our network by an unauthorized party, employee theft, misuse, error, or otherwise, has the potential to damage our reputation, impair our ability to attract website visitors, or subject us to claims or litigation arising from damages suffered by consumers. This could adversely affect our operations, financial performance and condition.

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

Although we do not have any funds in any of the banks that have been placed into receivership to date, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. These events have resulted in market disruption and volatility and future similar events could lead to greater instability in the credit and financial markets and a deterioration in confidence in economic conditions. Our operations may be adversely affected by any such economic downturn, liquidity shortages, volatile business environments, or unpredictable market conditions. These events could also make any necessary debt or equity financing more difficult and/or costly.

The future effect of these events on the financial services industry and broader economy are unknown and difficult to predict but could include failures of other financial institutions to which we or our customers, vendors, or other counterparties face direct or more significant exposure. Any such developments could adversely impact our results of operation and financial position, and there may be other risks we have not yet identified.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current credit agreements, our business, sales, financial condition and results of operations could be harmed.

On November 18, 2021, we entered into a credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (as amended, the "Credit Agreement"). On December 31, 2023, $592.5 million in principal was outstanding under the credit facility. We are required to make quarterly payments of principal plus accrued interest. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations, certain limitations on restricted payments, and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are jointly and severally guaranteed by us and certain of our wholly owned material subsidiaries and our future subsidiaries that become guarantors (collectively the “Loan Parties"). The First Lien Credit Agreement is secured by a first-priority lien on substantially all of the Loan Parties’ assets, in each case subject to certain customary exceptions. If we fail to comply with the covenants or payments specified in the Credit Agreement, the lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable.

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

In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, increased the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending March 31, 2024 (the "Covenant Relief Period"). Commencing with the fiscal quarter ending June 30, 2024 (or such earlier date as the Company may choose to end the Covenant Relief Period in its sole discretion), the consolidated net leverage financial covenant reverts back to 5:00:1.00. As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations.

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

We may acquire or invest in other companies to complement our organic growth, which may not be successful and may divert financial and management resources.

Historically our growth has been dependent on our acquisition strategy, and our future growth may continue to depend, in part, on our acquisition strategy and the successful integration of acquired businesses into our existing operations. We intend to continue to identify appropriate opportunities to acquire or invest in businesses or assets that we believe could complement or expand our business, enhance our capabilities, or otherwise offer growth opportunities. However, we may not be successful in identifying suitable acquisition opportunities or completing such transactions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur costs in identifying, investigating, and pursuing acquisitions, whether or not they are consummated. Our ability to enter into and complete acquisitions may be restricted by, or subject to, various approvals under U.S. or other applicable law or may not otherwise be possible, may result in a possible dilutive issuance of our securities, or may require us to seek additional financing.

In addition, following completion of an acquisition, our management and resources may be diverted from their core business activities due to the integration process, which diversion may harm the effective management of our business. We may experience difficulties integrating acquired operations, technology, and personnel into our existing business and operations. It may not be possible to achieve the expected synergies or the actual cost of delivering such benefits may exceed the anticipated cost. We cannot provide assurance that any acquisition, once integrated, will perform as planned, be accretive to earnings, or prove to be beneficial to our results of operations or cash flow. Completed acquisitions may also expose us to potential risks, including risks associated with the assumption of product liabilities, or contingent or undisclosed liabilities, acquisition-related litigation, difficulties in maintaining uniform standards, impact to our corporate culture, the diversion of resources from our existing business, and the potential loss of, or harm to, relationships with our suppliers, business relationships or employees as a result of our integration of new businesses.

We may also face liability with respect to acquired businesses for violations of environment laws occurring prior to the date of acquisition, which may not be covered by environment insurance secured to mitigate the risk or by indemnification from the sellers of the acquired businesses. We could also incur significant costs, including, but not limited to, remediation costs, natural resources damages, civil or criminal fines and sanctions, and third-party claims, as a result of past or future violations of, or liabilities, associated with environmental laws. Any of these factors may have an adverse effect on our business, results of operations and financial condition.

Our management team does not have extensive experience managing a public company.

Most members of our management team do not have extensive experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

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

We assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of these assets may have been impaired. During the third quarter of 2022, we concluded it was necessary to reevaluate goodwill and indefinite-lived intangible assets for impairment after supply chain challenges led to a downward revision of earnings estimates for 2022, which resulted in a decline in our market capitalization. Based on a quantitative assessment in the third quarter of 2022, we identified impairment of $2.4 million on certain indefinite-lived tradenames but did not identify any indicators of goodwill impairment. During the fourth quarter of 2022, we performed our annual impairment test for goodwill, and a quantitative analysis did not identify any indicators of impairment. Based on the annual impairment assessment, the estimated fair value exceeded the carrying value of the reporting unit by 15%. On December 31, 2022, we concluded it was necessary to reevaluate goodwill for impairment due to a further downward revision of earnings estimates for 2022 and a continued decline in our market capitalization. Accordingly, we performed a qualitative assessment and did not identify any indicators of impairment. During the fourth quarter of 2023, we performed our annual impairment test for goodwill, and a qualitative analysis did not identify any indicators of impairment. Goodwill was $419.1 million on December 31, 2023, and is considered at higher risk of failing future quantitative impairment tests due to the narrow difference between fair value and carrying value.

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

In addition to the increased legislative and regulatory attention to climate change, customer, investor, and employee expectations in ESG have been rapidly evolving and increasing. While we have been committed to continuous improvements to our product portfolio to meet anticipated regulatory standard levels, if customers, regulators or investors demand we increase our greenhouse gas emission or renewable energy disclosures or our ESG initiatives, we may have to implement additional reporting standards and reporting requirements. If we fail to meet customer, investor, or employee expectations, we may be unable to attract or retain our consumer base or talent. Further, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact, or that economic returns will reflect our investments in new product development.

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

We are subject to environmental, health, safety, and other governmental laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.

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

Compliance with new and proposed ESG disclosure requirements, including the climate change disclosure requirements of the SEC and the State of California, could require significant effort and divert management’s attention and resources, which could adversely affect our operating results. We are also subject to evolving data privacy and cybersecurity laws and regulations (including applicable standards), compliance with which may also increase our costs of doing business.

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

Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies, including, but not limited to, the California Consumer Privacy Act. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including, but not limited to, the European General Data Protection Regulation, which imposes certain privacy-related obligations and potential penalties and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Any inability or perceived inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation and adversely affect our business.

Our insurance policies may not provide adequate levels of coverage against all claims, and we may incur losses that are not covered by our insurance.

We maintain insurance of the type and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We carry various types of insurance, including general liability, auto liability, workers’ compensation, cyber, and excess umbrella, from highly rated insurance carriers. Market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self- insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to compensate us for the losses we incur or any costs we are responsible for.

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

On December 31, 2023, the Holley Stockholder and the Sponsor (together with its affiliates) beneficially own, in the aggregate, approximately 50% of shares of Common Stock, excluding any Warrants exercisable for Common Stock held by Sponsor or its affiliates (or 52% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). As a result of this concentration of stock ownership, these parties acting together have sufficient voting power to effectively control most matters submitted to our stockholders for approval, including director elections and proposed amendments to our certificate of incorporation and bylaws. On July 16, 2021, (the “Closing” and such date, the “Closing Date”), the Company, the Sponsor, certain affiliates of the Sponsor, the Holley Stockholder and Sentinel Capital Partners V, L.P., Sentinel Capital Partners V-A, L.P. and Sentinel Capital Investors V, L.P., controlling affiliates of the Holley Stockholder entered into the Stockholders’ Agreement, pursuant to which the Holley Stockholder and the Sponsor have the right to designate nominees for election to our board of directors subject to certain beneficial ownership requirements.

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

On December 31, 2023, we had an aggregate of 14,633,311 Warrants issued and outstanding, representing the right to purchase an equivalent number of shares of Common Stock. The exercise price of the Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

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
•

general economic and political conditions, such as inflation, labor shortages, disruption of the supply chain, interest rates, fuel prices and other transportation costs, international currency fluctuations, geopolitical instability, military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, and the possible expansion of such conflicts) or terrorism.

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. The trading price of our common stock has experienced significant volatility. In addition, we and certain of our former executive officers have been named as defendants in a putative securities class action lawsuit. See Litigation in Note 19 “Commitments and Contingencies.”  We could face additional securities litigation class action lawsuits in the future. This type of litigation [has resulted and could continue to] result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

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

On December 31, 2023, the Holley Stockholder and the Sponsor (together with its affiliates) beneficially own, in the aggregate, approximately 50% of our shares of Common Stock, excluding any warrants exercisable for Common Stock held by Sponsor or its affiliates (or 52% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). All shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms the Amended and Restated Registration Rights Agreement, of which the Company entered into with the Sponsor and the Holley Stockholder at the closing of the Business Combination, the Sponsor and the Holley Stockholder have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. The registration statement, which was filed pursuant to these registration rights, and any registration of other shares we may file in the future, enables those securities to be sold in the public market. Any sale by the Holley Stockholder, the Sponsor or other affiliates and stockholders, or any perception in the public markets that such a transaction may occur could cause the market price of our Common Stock and Warrants to decline materially.

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

Our Common Stock and Warrants are currently listed on NYSE. We cannot assure that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE, we are required to maintain certain financial, distribution and stock price levels. Generally, we are required to maintain a minimum amount of stockholders’ equity.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and Warrants are listed on the NYSE, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NYSE, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of Common Stock and may be dilutive to existing stockholders.

There is no assurance that we will not incur debt or issue equity ranking senior to Common Stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting their operating flexibility. Additionally, any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of Common Stock. Separately, additional financing may not be available on favorable terms, or at all. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital-raising efforts may reduce the market price of Common Stock and be dilutive to existing stockholders.

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

We cannot predict if investors will find our Common Stock and Warrants less attractive because we will rely on these exemptions. If some investors find our Common Stock and Warrants less attractive as a result, there may be a less active trading market for our Common Stock and Warrants and more stock price volatility.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Holley recognizes the importance of maintaining the safety and security of our information systems and data and has risk-based processes in place for overseeing and managing material risks from cybersecurity threats. Our cybersecurity program, which is further described below, is supported by our information technology team, management and our board of directors. Additionally, our cybersecurity processes and reporting structure are incorporated into our enterprise risk management program, which addresses both the corporate information technology environment and customer-facing products. We will continue to invest in the security and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain.

Management’s Role

Holley’s information technology team, which is responsible for developing and implementing our cybersecurity program, currently operates under the oversight of our Chief Financial Officer (“CFO”). The CFO is generally responsible for managing risks from cybersecurity threats, as well as overseeing the safeguarding and fortification of our networks and systems. With a proven track record in developing and leading data science teams, the CFO's expertise in business, finance and technology enables him to guide the team in making strategic information technology investments that strike a balance between growth opportunities, risk mitigation and return on investment. The information technology team is comprised of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, penetration testing processes and methodologies, and risk communication and reporting. Currently, an Interim Chief Information Officer (“CIO”) is overseeing our cybersecurity program as we proceed with an executive search to appoint a permanent CIO. Going forward, the CIO will be responsible for the management and oversight of Holley’s cybersecurity program.

Board Oversight

Our board of directors, in coordination with the Audit Committee, oversees Holley’s enterprise risk management activities, including the management of risks from cybersecurity threats. Our Audit Committee directly oversees our cybersecurity program. The Audit Committee receives updates, biannually or more frequently, as needed, from management on the Company’s cyber risk management processes, including reports on risk trends related to cybersecurity. If a cybersecurity incident is identified, the information technology team, in conjunction with management, will take appropriate actions to mitigate and remediate the incident in a timely manner. Management will determine the materiality of the incident and inform the Audit Committee, as appropriate.

Technical Safeguards and Continuous Monitoring

As part of our cybersecurity program, we regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience. We utilize data analytics to detect anomalies and search for cyber threats. Our cybersecurity processes include a continuous monitoring system which supports comprehensive cyber threat detection and response capabilities and complements the technology, processes and threat detection techniques we use to monitor, manage and mitigate cybersecurity threats. Cyber partners are a key part of Holley’s cybersecurity infrastructure. We partner with leading cybersecurity companies, leveraging third-party technology and expertise. We engage with these partners to monitor and maintain the performance and effectiveness of products and services that are deployed in our environment.

Training and Awareness

We provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Our employees with network access participate annually in required training, including privacy and security training designed to enhance employee awareness of how to detect and respond to cybersecurity threats. We have also developed a program for staging incident response drills to prepare support teams in the event of a significant incident.

Third-Party Risk Management

Our information technology team is responsible for identifying and managing any cybersecurity threats that occur with our vendors and suppliers. The team communicates with our suppliers and vendors and relies on them to apprise Holley of any cybersecurity issues.

We have not identified risks from cybersecurity threats that have materially affected us, including our financial position, results of operations, cash flows, or reputation, although certain risks, if realized, are reasonably likely to materially affect us. For more information regarding the risks we face from cybersecurity threats and how those risks could affect us, please see Item 1A. “Risk Factors.”

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

We have a number of leased locations across the United States, Canada and Italy that serve multiple functions, including distribution, engineering, manufacturing, office space, R&D, and retail sales. We have 15 facilities that perform manufacturing of our products and 12 distribution locations. We also have 17 R&D/Engineering facilities designed to develop our new product innovations.

Item 3. Legal Proceedings

See Litigation in Note 19 "Commitments and Contingencies."

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The principal market on which Holley's Common Stock and Warrants are listed for trading is the New York Stock Exchange. Holley's Common Stock and Warrants trade under the symbols “HLLY” and “HLLY WS,” respectively.

Holders of Record

As of March 11, 2024, there were approximately 14 stockholders of record of Common Stock.

Dividend Policy

Holley has never declared or paid any cash dividends on its Common Stock and does not currently anticipate paying any cash dividends in the foreseeable future. Holley may consider declaring and paying a cash dividend in the future; however, there can be no assurance that it will do so.

Issuer Repurchase of Equity Securities

None

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended December 31, 2023.

Stock Performance Graph

The following graph shows a comparison from July 16, 2021, (the date the Company’s common stock commenced trading on the NYSE) through December 31, 2023, of the cumulative total return for the Company's common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), and the Standard & Poor’s Consumer Discretionary (Sector) Index. The graph assumes that $100 was invested in the Company’s common stock at the close of the market on July 16, 2021. In the case of the S&P 500 Index and the S&P Consumer Discretionary Index, the graph assumes that $100 was invested at the close of the market on July 16, 2021, and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

Central to our business and growth strategy is a commitment to innovation. We have a history of developing innovative products, including new additions to existing product families, expansions of product lines, accessory offerings, and ventures into entirely new categories. We believe this strategic approach allows us to continually adapt to evolving consumer needs. Furthermore, strategic acquisitions have played a significant role in our evolution. These acquisitions have enabled us to expand our brand portfolio, enter new product categories and consumer segments, enhance DTC scale and connection, increase market share in existing product categories, and realize valuable revenue and cost synergies. While we anticipate continued organic growth, we intend to continue evaluating opportunities for strategic acquisitions that align with our current business, expanding our reach within the target market.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Form 10-K titled “Risk Factors.”

Business Combination

On July 16, 2021, we consummated the Business Combination pursuant to the Merger Agreement, by and among Empower, Merger Sub I, Merger Sub II, and Holley Intermediate. The Merger Agreement provided for, among other things, the following transactions: (i) Merger Sub I merged with and into Holley Intermediate, the separate corporate existence of Merger Sub I ceased and Holley Intermediate became the surviving corporation, and (ii) Holley Intermediate merged with and into Merger Sub II, the separate corporate existence of Holley Intermediate, and Merger Sub II became the surviving limited liability company. Upon closing of the Business Combination, Empower changed its name to Holley Inc. and its trading symbol on the NYSE from “EMPW” to “HLLY.”

The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Holley Intermediate was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes, and financial statements for periods prior to the Business Combination are those of Holley Intermediate.

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

Acquisitions

We have historically pursued a growth strategy through both organic growth and acquisitions. We have pursued acquisitions that we believe will help drive profitability, cash flow and stockholder value. We target companies that we believe are market leaders, expand our geographic presence, provide a highly synergistic opportunity and/or enhance our ability to provide a wide array of our products to our customers through our distribution network.

In 2022 and 2021, Holley completed 11 acquisitions. The most significant of these acquisitions impacting the comparability of our operating results were:

•

Baer, Inc.: On December 23, 2021, we acquired Baer, Inc. doing business as Baer Brakes, a developer and supplier of brakes and brake systems. This acquisition moves us closer to our goal of providing complete vehicle solutions by adding a new product category and brake system expertise.

•

Brothers Mail Order Industries, Inc.: On December 16, 2021, we acquired Brothers Mail Order Industries, Inc., doing business as Brothers Trucks, a distributor of Classic and Custom vehicle restoration parts serving the Chevrolet and GMC truck aftermarket. This acquisition increases our offering in truck and SUV appearance items.

•

Advance Engine Management Inc.: On April 14, 2021, we acquired Advance Engine Management Inc., doing business as AEM Performance Electronics, a developer and supplier of electronic control and monitoring systems for performance automotive applications. This acquisition increases our penetration into the import and other sport compact cars submarket.

The acquisitions have all been accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and the operations of the acquired entities are included in our historical results for the periods following the closing of the applicable acquisition. See Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” and Note 2, “Business Combination and Acquisitions,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our acquisitions and investments.

Business Environment

Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, and the possible expansion of such conflicts). Our operations have been adversely impacted, and may continue to be adversely impacted, by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by continuing supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, we have attempted to minimize potential adverse impacts on our business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with our suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales mix to lower-margin products, and demands on our performance that increased our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if our attempts to mitigate the impact on our supply chain, operations and costs is not successful, our business, results of operations and financial condition may be adversely affected.

Key Components of Results of Operations

Net Sales

The principal activity from which we generate our sales is the designing, marketing, manufacturing and distribution of performance aftermarket automotive parts for our end consumers. Sales are displayed net of rebates and sales returns allowances. Sales returns are recorded as a charge against gross sales in the period in which the related sales are recognized.

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

Selling, General, and Administrative

Selling, general, and administrative consist of payroll and related personnel expenses, IT and office services, office rent expense and professional services. In addition, self-insurance, advertising, research and development, outgoing shipping costs, pre-production and start-up costs are also included within selling, general, and administrative. We have incurred additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

Acquisition and Restructuring Costs

Acquisition and restructuring costs consist of professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to potential acquisitions. In addition, operational restructuring costs are included within this classification.

Related Party Acquisition and Management Fee Costs

Related party acquisition and management fee costs consist of fees paid to our historical private equity sponsor pursuant to a management services agreement for management services and consulting services directly attributable to potential acquisitions. Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated.

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. On December 31, 2023, $592.5 million was outstanding under the Credit Agreement. Interest is based on the SOFR or prime rate, plus the applicable margin rate.

Results of Operations

Year Ended December 31, 2023 Compared With Year Ended December 31, 2022

The table below presents our results of operations for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the years ended December 31,
	2023	2022	Change ($)	Change (%)
Net sales	$659,704	$688,415	$(28,711)	(4.2)%
Cost of goods sold	403,615	434,757	(31,142)	(7.2)%
Gross profit	256,089	253,658	2,431	1.0%
Selling, general, and administrative	120,244	150,728	(30,484)	(20.2)%
Research and development costs	23,844	29,083	(5,239)	(18.0)%
Amortization of intangible assets	14,557	14,683	(126)	(0.9)%
Impairment of indefinite-lived intangible assets	—	2,395	(2,395)	(100.0)%
Acquisition and restructuring costs	2,641	4,513	(1,872)	(41.5)%
Other expense	765	1,514	(749)	(49.5)%
Operating income	94,038	50,742	43,296	85.3%
Change in fair value of warrant liability	4,111	(57,021)	61,132	n/a
Change in fair value of earn-out liability	2,303	(10,731)	13,034	n/a
Gain on early extinguishment of debt	(701)	—	(701)	n/a
Interest expense	60,746	40,227	20,519	51.0%
Income before income taxes	27,579	78,267	(50,688)	(64.8)%
Income tax expense	8,399	4,493	3,906	86.9%
Net income	19,180	73,774	(54,594)	(74.0)%
Foreign currency translation adjustment	234	(990)	1,224	n/a
Pension liability gain	—	302	(302)	(100.0)%
Total comprehensive income	$19,414	$73,086	$(53,672)	(73.4)%

Net Sales

Net sales for the year ended December 31, 2023, decreased $28.7 million, or 4.2%, to $659.7 million as compared to $688.4 million for the year ended December 31, 2022. The decline in sales was driven by supply chain constraints in electronic components and a return to the sales trends experienced prior to the increased demand experienced during the COVID-19 pandemic. As a result, lower unit volume drove a decrease of approximately $42.3 million that was partially offset by improved price realization of approximately $13.6 million compared to the prior year period. Comparable year-over-year results by category include a decrease in safety products sales of $9.4 million (14.3% category decline), a decrease in accessories sales of $9.3 million (8.6% category decline), a decrease in mechanical systems sales of $7.6 million (4.6% category decline), a decrease in exhaust system sales of $6.8 million (10.2% category decline), and electronic systems sales growth of $4.4 million (1.5% category growth)

Cost of Goods Sold

Cost of goods sold for year ended December 31, 2023, decreased $31.1 million, or 7.2%, to $403.6 million as compared to $434.8 million for the year ended December 31, 2022. The decrease in cost of goods sold during the year ended December 31, 2023, reflects the decrease in product sales during such period combined with lower freight costs.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2023, increased $2.4 million, or 1.0%, to $256.1 million as compared to $253.7 million for the year ended December 31, 2022. Gross margin for the year ended December 31, 2023, was 38.8% as compared to a gross margin of 36.8% for the year ended December 31, 2022. The increase in gross profit and gross profit margin, during a period in which sales volume was down, was driven primarily by meaningful improvements in freight, lower warranty costs, and product mix.

Selling, General and Administrative

Selling, general and administrative costs for the year ended December 31, 2023, decreased $30.5 million, or 20.2%, to $120.2 million as compared to $150.7 million for the year ended December 31, 2022. When expressed as a percentage of sales, selling, general and administrative costs decreased to 18.2% of sales for the year ended December 31, 2023, compared to 21.9% of sales in 2022. The decrease selling, general and administrative costs was driven by a lower equity compensation cost and the implementation of cost-saving initiatives, which resulted in decreases in outbound shipping and handling, professional fees, personnel and marketing costs.

Research and Development Costs

Research and development costs for the year ended December 31, 2023, decreased $5.2 million, or 18.0%, to $23.8 million as compared to $29.1 million for the year ended December 31, 2022. The decrease in research and development costs was primarily due to headcount reductions, reflecting the implementation of cost-saving initiatives.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2023, decreased $0.1 million, or 0.9%, to $14.6 million as compared to $14.7 million for the year ended December 31, 2022. Additionally, an impairment charge of $2.4 million was recognized on certain indefinite-lived tradenames during 2022 (see Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our recognition of impairment charges).

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the year ended December 31, 2023, decreased $1.9 million to $2.6 million, as compared to $4.5 million for the year ended December 31, 2022, reflecting a reduction in restructuring activities associated with acquisitions.

Operating Income

As a result of factors described above, operating income for the year ended December 31, 2023, increased $43.3 million, or 85.3%, to $94.0 million as compared to $50.7 million for the year ended December 31, 2022.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2023, we recognized a loss of $4.1 million due to the change in fair value of the warrant liability, which reflects an increase in Holley's stock price during 2023. This compares to a gain of $57.0 million for the year ended December 31, 2022, a period during which Holley's stock price declined. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the year ended December 31, 2023, we recognized a loss of $2.3 million due to the change in fair value of the earn-out liability, which reflects an increase in Holley's stock price during 2023. This compares to a gain of $10.7 million for the year ended December 31, 2022, a period during which Holley's stock price declined. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.

Gain on Early Extinguishment of Debt

For the year ended December 31, 2023, we recognized a gain of $0.7 million on the early extinguishment of debt. The gain was recognized on the repurchase of $38.8 million of our first lien term loan at a discount to par, net of the write-off of unamortized debt issuance costs (refer to Note 7, “Debt” for further discussion).

Interest Expense

Interest expense for the year ended December 31, 2023, increased $20.5 million, or 51.0%, to $60.8 million as compared to $40.2 million for the year ended December 31, 2022, reflecting a higher effective interest rate on outstanding debt. Interest expense for 2023 is net of a $1.2 million fair value adjustment on the interest rate collar and $0.6 million in cash payments received on the interest rate collar.

Income before Income Taxes

As a result of factors described above, we recognized $27.6 million of income before income taxes for the year ended December 31, 2023, as compared to net income before income taxes of $78.3 million for the year ended December 31, 2022.

Income Tax Expense

We recognized income tax expense of $8.4 million for the year ended December 31, 2023, as compared to $4.5 million for the year ended December 31, 2022. The effective tax rate was 30.5% and 5.7% for the years ended December 31, 2023 and 2022, respectively. The difference between the effective tax rate and the federal statutory rate in 2023 was primarily due to permanent differences resulting from state income taxes, foreign rate differentials, compensation limits with respect to covered employees, and the change in fair value of warrant and earn-out liabilities. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of warrant and earn-out liabilities.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $19.2 million for the year ended December 31, 2023, as compared to net income of $73.8 million for the year ended December 31, 2022. Additionally, we recognized total comprehensive income of $19.4 million for the year ended December 31, 2023, as compared to total comprehensive income of $73.1 million for the year ended December 31, 2022. Comprehensive income (loss) includes the effect of foreign currency translation and pension liability adjustments.

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021

The table below presents our results of operations for the years ended December 31, 2022 and 2021 (dollars in thousands):

	For the years ended December 31,
	2022	2021	Change ($)	Change (%)
Net sales	$688,415	$692,847	$(4,432)	(0.6%)
Cost of goods sold	434,757	406,040	28,717	7.1%
Gross profit	253,658	286,807	(33,149)	(11.6%)
Selling, general, and administrative	150,728	116,793	33,935	29.1%
Research and development costs	29,083	28,280	803	2.8%
Amortization of intangible assets	14,683	13,999	684	4.9%
Impairment of indefinite-lived intangible assets	2,395	—	2,395	n/a
Acquisition and restructuring costs	4,513	23,668	(19,155)	(80.9%)
Related party acquisition and management fee costs	—	25,789	(25,789)	(100.0%)
Other operating expense	1,514	755	759	100.5%
Operating income	50,742	77,523	(26,781)	(34.5%)
Change in fair value of warrant liability	(57,021)	32,580	(89,601)	n/a
Change in fair value of earn-out liability	(10,731)	8,875	(19,606)	n/a
Loss on early extinguishment of debt	—	13,650	(13,650)	(100.0%)
Interest expense	40,227	39,128	1,099	2.8%
Income (loss) before income taxes	78,267	(16,710)	94,977	n/a
Income tax expense	4,493	10,429	(5,936)	(56.9%)
Net income (loss)	73,774	(27,139)	100,913	n/a
Foreign currency translation adjustment	(990)	30	(1,020)	n/a
Pension liability gain	302	388	(86)	(22.2%)
Total comprehensive income (loss)	$73,086	$(26,721)	$99,807	n/a

Net Sales

Net sales for the year ended December 31, 2022, decreased $4.4 million, or 0.6%, to $688.4 million as compared to $692.9 million for the year ended December 31, 2021. Non-comparable sales associated with acquisitions contributed $31.3 million to net sales in 2022, or year-over-year growth of 4.5%. The remaining comparable sales decreased by $35.7 million, or 5.2%. The decline in comparable sales was primarily driven by supply chain constraints that prevented us from building and shipping to orders received from customers and stabilizing demand due to a reduction in disposable income of our consumers. As a result, lower unit volume drove a decrease of approximately $88.5 million that was partially offset by improved price realization of approximately $52.8 million compared to 2021. Comparable year-over-year results by category include a decrease in electronic system sales of $28.1 million (9.1% category decline), a decrease in exhaust system sales of $11.4 million (14.6% category decline), a decrease in mechanical system sales of $4.6 million (3.0% category decline), a decrease in safety product sales of $3.2 million (4.9% category decline), and accessories sales growth of $11.6 million (13.6% category growth).

Cost of Goods Sold

Cost of goods sold for year ended December 31, 2022, increased $28.7 million, or 7.1%, to $434.8 million as compared to $406.0 million for the year ended December 31, 2021. The increase in cost of goods sold during the year ended December 31, 2022, in which sales declined reflects compression in gross profit margin due to manufacturing inefficiencies driven by supply chain constraints, higher product rationalization charges, higher warranty costs, and inflationary pressures on certain other costs.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2022, decreased $33.2 million, or 11.6%, to $253.7 million as compared to $286.8 million for the year ended December 31, 2021. Gross margin for the year ended December 31, 2022, of 36.8% decreased from gross margin of 41.4% for the year ended December 31, 2021. The decrease in gross profit and gross profit margin was driven primarily by inflationary factors, higher expenses associated with product rationalization and warranty costs, and a shift in the mix of products sold towards products with lower margins due in part to limitations caused by supply chain challenges. In general, gross margin and margins on individual products will remain under pressure due to various factors, including potential increases in manufacturing costs and the shift of our sales mix towards products with lower gross margins. Future gross margins could also be affected by our ability to manage product quality and warranty costs effectively and to stimulate demand for certain of our products.

Selling, General and Administrative

Selling, general and administrative costs for the year ended December 31, 2022, increased $33.9 million, or 29.1%, to $150.7 million as compared to $116.8 million for the year ended December 31, 2021. When expressed as a percentage of sales, selling, general and administrative costs increased to 21.9% of sales for the year ended December 31, 2022, compared to 16.9% of sales in 2021. The increase in costs was driven by a $19.4 million increase in compensation expense related to equity awards, which included an $11.4 million cumulative adjustment related to the early vesting of profit interest units granted by the Holley Stockholder prior to the Business Combination. Outbound shipping and handling costs increased $7.6 million, reflecting inflationary pressures on domestic shipping companies, and recent acquisitions contributed $3.7 million to the increase in selling, general and administrative costs.

Research and Development Costs

Research and development costs for the year ended December 31, 2022, increased $0.8 million, or 2.8%, to $29.1 million as compared to $28.3 million for the year ended December 31, 2021. The increase in research and development costs reflects our pursuit of product innovation and new products.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2022, increased $0.7 million, or 4.9%, to $14.7 million as compared to $14.0 million for the year ended December 31, 2021, due to recent acquisitions. Additionally, an impairment charge of $2.4 million was recognized on certain indefinite-lived tradenames during 2022 (see Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our recognition of impairment charges).

Acquisition and Restructuring Costs

Acquisition and restructuring costs for the year ended December 31, 2022, decreased $19.2 million to $4.5 million, as compared to $23.7 million for the year ended December 31, 2021. The year ended December 31, 2021, included an adjustment of $17.2 million for contingent consideration payable for the acquisition of Simpson Performance Products (“Simpson”).

Related Party Acquisition and Management Fees

Upon the Closing of the Business Combination, the management services agreement with our private equity sponsor was terminated. Related party acquisition and management fee costs for the year ended December 31, 2021, were $25.8 million, of which $23.3 million represents a fee paid upon the Closing of the Business Combination.

Operating Income

As a result of factors described above, operating income for the year ended December 31, 2022, decreased $26.8 million, or 34.5%, to $50.7 million as compared to $77.5 million for the year ended December 31, 2021.

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

Loss on Early Extinguishment of Debt

For the year ended December 31, 2021, we recognized a $13.6 million loss on the early extinguishment of debt. The extinguishment loss includes a write off of $12.2 million in unamortized debt issuance costs associated with our previous first lien and second lien notes due to the refinancing of our previous credit facility (refer to Note 7, “Debt” for further discussion). Additionally, we wrote off $1.4 million of unamortized debt issuance costs when $100 million of the net proceeds from the Business Combination were used to reduce the outstanding principal balance of our second lien note.

Interest Expense

Interest expense for the year ended December 31, 2022, increased $1.1 million, or 2.8%, to $40.2 million as compared to $39.1 million for the year ended December 31, 2021, due to a higher effective interest rate.

Income (Loss) before Income Taxes

As a result of factors described above, we recognized net income of $78.3 million before income taxes for the year ended December 31, 2022, as compared to a net loss before income taxes of $(16.7) million for the year ended December 31, 2021.

Income Tax Expense

We recognized income tax expense of $4.5 million for the year ended December 31, 2022, as compared to $10.4 million for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022, was 5.7%. The difference between the effective tax rate and the federal statutory rate in 2022 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities. We recognized income tax expense on a net loss for the year ended December 31, 2021, due to permanent differences resulting from the Business Combination, the adjustment to the Simpson earn-out liability during the period, and the change in fair value of the warrant and earn-out liabilities.

Net Income (Loss) and Total Comprehensive Income (Loss)

As a result of factors described above, we recognized net income of $73.8 million for the year ended December 31, 2022, as compared to a net loss of $(27.1) million for the year ended December 31, 2021. Additionally, we recognized total comprehensive income of $73.1 million for the year ended December 31, 2022, as compared to total comprehensive loss of $(26.7) million for the year ended December 31, 2021. Comprehensive income (loss) includes the effect of foreign currency translation and pension liability adjustments.

Non-GAAP Financial Measures

We present EBITDA and Adjusted EBITDA as supplemental measures of our operating performance and believe that such non-GAAP financial measures provide useful information to investors, because they exclude the impact of certain items that we do not consider indicative of our ongoing operating performance and we believe are useful in comparing our results of operations between periods. We believe that the presentation of EBITDA and Adjusted EBITDA enhances the usefulness of our financial information by presenting measures that management uses internally to establish forecasts, budgets and operational goals to manage and monitor our business. We believe that these non-GAAP financial measures help to depict a more realistic representation of the performance of our underlying business, enabling us to evaluate and plan more effectively for the future.

We define EBITDA as earnings before depreciation, amortization of intangible assets, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude, to the extent applicable, acquisition and restructuring costs, which includes transaction fees and expenses, termination related benefits, facilities relocation, and executive transition costs; changes in the fair value of the warrant liability; changes in the fair value of the earn-out liability; equity-based compensation expense; non-cash charges due to our product rationalization initiative aimed at eliminating unprofitable or slow-moving stock keeping units; impairment of indefinite-lived intangible assets; loss or (gain) on the early extinguishment of debt; related party acquisition and management fee costs; notable items that we do not believe are reflective of operating performance, which for the year ended December 31, 2023, includes certain costs incurred for advisory services related to identifying performance initiatives, and for the year ended December 31, 2022, includes a non-cash adjustment related to the adoption of ASC Topic 842, “Leases,” and legal fees and costs related to a settlement, and for the year ended December 31, 2021 includes amortization of the fair market value increase in inventory due to acquisitions; and other expenses or gains, which for the year ended December 31, 2022, includes a $1.0 million loss on the sale of a business (see Note 2, "Business Combination, Acquisitions, and Divestiture," in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to the divestiture) and for all periods includes net gains or losses from disposal of fixed assets, franchise taxes, and gains or losses from foreign currency transactions.

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

The following unaudited table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	For the years ended December 31,
	2023	2022	2021
Net income (loss)	$19,180	$73,774	$(27,139)
Adjustments:
Depreciation	10,308	10,107	11,527
Amortization of intangible assets	14,557	14,683	13,999
Interest expense, net	60,746	40,227	39,128
Income tax expense (benefit)	8,399	4,493	10,429
EBITDA	113,190	143,284	47,944
Acquisition and restructuring costs	2,641	4,513	23,668
Change in fair value of warrant liability	4,111	(57,021)	32,580
Change in fair value of earn-out liability	2,303	(10,731)	8,875
Equity-based compensation expense	7,291	24,395	4,963
Product rationalization	(800)	4,519	—
Impairment of indefinite-lived intangible assets	—	2,395	—
(Gain) loss on early extinguishment of debt	(701)	—	13,650
Related party acquisition and management fee costs	—	—	25,789
Notable items	1,285	1,838	11,270
Other expense	765	1,514	755
Adjusted EBITDA	$130,085	$114,706	$169,494

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

On December 31, 2023, we had cash of $41.1 million and availability of $123.3 million under our revolving credit facility. We have a senior secured revolving credit facility with $125 million in borrowing capacity. On December 31, 2023, we had $1.7 million in letters of credit outstanding under the revolving credit facility. In February 2023, we entered into an amendment to our Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increases the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023 to initially 7.25:1.00 and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending March 31, 2024 (the “Covenant Relief Period”). Commencing with the fiscal quarter ending June 30, 2024 (or such earlier date as the Company may choose to end the Covenant Relief Period in its sole discretion), the consolidated net leverage financial covenant reverts back to 5.00:1.00.

We are obligated under various operating leases for facilities, equipment, and automobiles with estimated lease payments of approximately $7.2 million, including short-term leases, due in fiscal year 2024. See Note 16, "Lease Commitments" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our lease obligations.

Our capital expenditures for the year ended December 31, 2023 of $5.9 million are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $8 million to $12 million in fiscal year 2024.

See Note 7, "Debt" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail of our credit facility and the timing of principal maturities. On December 31, 2023, based on the then current weighted average interest rate of 9.2%, expected interest payments associated with outstanding debt totaled approximately $54.6 million for fiscal year 2024.

As discussed under “Business Environment” above, although the future impact of supply chain disruptions and inflationary pressures are highly uncertain, we believe that our current operating performance, operating plan, cash position, and borrowings available under our revolving credit facility will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months and thereafter for the foreseeable future.

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

	For the years ended December 31,
	2023	2022	2021
Cash flows provided by operating activities	$88,092	$12,312	$21,583
Cash flows used in investing activities	(4,453)	(25,037)	(134,089)
Cash flows (used in) provided by financing activities	(69,008)	2,850	77,157
Effect of foreign currency rate fluctuations on cash	300	(300)	—
Net (decrease) increase in cash and cash equivalents	$14,931	$(10,175)	$(35,349)

Operating Activities. Cash provided by operating activities for the year ended December 31, 2023, was $88.1 million compared to cash provided by operating activities of $12.3 million for the year ended December 31, 2022. Cash provided by inventory and prepaids and other current assets increased by $96.6 million and $1.4 million, respectively. Offsetting these increases were decreases in cash provided by accrued interest, accounts receivable, and accounts payable of $8.2 million, $6.1 million, and $0.9 million, respectively. The changes in accounts receivable, accounts payable, and inventory are impacted by fluctuations in sales and accrued interest, accounts receivable and accounts payable are impacted by the timing of receipts and payments.

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

Investing Activities. Cash used in investing activities for the year ended December 31, 2023, was $4.5 million, primarily relating to capital expenditures of $5.9 million. For the year ended December 31, 2022, cash used in investing activities was $25.0 million, primarily relating to acquisitions of $14.3 million and capital expenditures of $13.6 million. For the year ended December 31, 2021, cash used in investing activities was $134.1 million, primarily relating to acquisitions of $119.2 million and capital expenditures of $15.2 million.

Financing Activities. Cash used in financing activities for the year ended December 31, 2023, was $69.0 million, which primarily reflected principal payments on long-term debt. Cash provided by financing activities for the year ended December 31, 2022, was $2.9 million, which primarily reflected net borrowings on long-term debt. Cash provided by financing activities for the year ended December 31, 2021, was $77.2 million, which included $630.0 million in proceeds from long-term debt, $132.3 million in cash received due to the recapitalization, and $25.0 million in net borrowings under the revolving credit agreement, largely offset by $687.5 million in principal payments on long-term debt, $13.4 million in deferred financing fees, and $9.2 million in payment of contingent consideration on acquisitions.

Working Capital. On December 31, 2023, working capital was $203.6 million compared to $223.7 million on December 31, 2022. For the year ended December 31, 2023, inventories decreased by $41.3 million. Offsetting this decrease in working capital was an increase in cash of $14.9 million.

Holley’s working capital on December 31, 2022, increased $23.8 million from $199.9 million on December 31, 2021. For the year ended December 31, 2022, inventories increased by $48.5 million. Offsetting this increase in working capital were a decrease in cash of $10.2 million, an increase in accrued liabilities of $8.5 million, and a decrease in accounts receivable of $4.3 million.

Critical Accounting Estimates

The discussion and analysis of Holley's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. See Note 1, "Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies", in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a complete summary of the significant accounting policies used in the presentation of our financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. We evaluate our estimates and assumptions on an ongoing basis. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Critical accounting policies and estimates are those that management considers the most important to the portrayal of our financial condition and results of operations because they require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our most critical accounting estimates are related to accounting for inventory reserves, the fair value of assets and liabilities acquired in the Business Combination and acquisitions, and accounting for goodwill and intangible assets. These critical accounting policies are addressed below.

Inventory Reserve

Our inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances. See Part IV, Item 15 in this Annual Report on Form 10-K for additional information related to our inventory valuation reserve.

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

Fair Value of Acquired Assets and Liabilities

Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of significant judgment regarding estimates and assumptions. The same applies to assigning fair market values to the liabilities assumed in the Business Combination at the date of the transaction and at each reporting date thereafter. While the ultimate responsibility resides with management, for certain acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long- lived assets, and liabilities assumed in the Business Combination. Acquired intangible assets, excluding goodwill, are valued using various methodologies including discounted cash flows, relief from royalty, and multiperiod excess earnings depending on the type of intangible asset purchased. These methodologies incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates. We use a Monte Carlo simulation model to estimate the fair value of our Private Warrants and earn-out liability assumed in the Business Combination, which requires certain subjective inputs and assumptions, including expected common stock price volatility, expected term, and risk-free interest rates. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities. See Note 2, "Business Combination, Acquisitions, and Divestiture" and Note 10, "Fair Value Measurements" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our assets and liabilities measured at fair value.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and identifiable intangible assets of businesses acquired. Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2022, we concluded it was necessary to reevaluate goodwill and indefinite-lived intangible assets for impairment after supply chain challenges led to a downward revision of earnings estimates for 2022, which resulted in a decline in our market capitalization. Based on a quantitative assessment in the third quarter of 2022, we did not identify any indicators of goodwill impairment. During the fourth quarter of 2022, we performed our annual impairment test for goodwill, and a quantitative analysis did not identify any indicators of impairment. Based on the annual impairment assessment, the estimated fair value exceeded the carrying value of the reporting unit by 15%. On December 31, 2022, we concluded it was necessary to reevaluate goodwill for impairment due to a further downward revision of earnings estimates for 2022 and a continued decline in our market capitalization. Accordingly, we performed a qualitative assessment and did not identify any indicators of impairment. During the fourth quarter of 2023, we performed our annual impairment test for goodwill, and a qualitative assessment did not identify any indicators of impairment. Goodwill was $419.1 million on December 31, 2023, and is considered at higher risk of failing future quantitative impairment tests due to the narrow difference between fair value and carrying value. No goodwill impairment charges were incurred during 2023 and 2022.

Intangible assets include trade names, customer relationships and developed technology obtained through business acquisitions. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Indefinite life intangible assets are not amortized but are tested for impairment at least annually or more often if circumstances indicate that the carrying amounts may not be recoverable. During the third quarter of 2022, a quantitative assessment of indefinite life intangible assets identified certain tradenames for which the carrying amounts might not be recoverable. As a result of this evaluation, a pre-tax impairment of $2.4 million was recognized on certain indefinite-lived tradenames. During the fourth quarter of 2023, we performed our annual impairment test of indefinite-lived intangible assets, and a qualitative assessment did not identify any indicators of impairment. No impairment was recognized on intangible assets in 2023.

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

Recent Accounting Pronouncements

For a discussion of Holley’s new or recently adopted accounting pronouncements, see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate some of the effects of increases in interest rates. On December 31, 2023 the Company had $592.5 million of floating-rate debt outstanding under the Credit Agreement with a weighted average borrowing rate of 9.2%. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.9 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $4.1 million decrease to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. On December 31, 2023, the majority of the Company’s cash and cash equivalents consisted of cash balances in non-interest-bearing checking accounts which exceed the insurance coverage provided on such deposits. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. On December 31, 2023, the Company was exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euros and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and it has been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, on December 31, 2023. Based on their evaluation the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective on December 31, 2023.

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

The Company’s management, under the oversight of the President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting on December 31, 2023 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this assessment, the Company’s management, under the oversight of the President and Chief Executive Officer and Chief Financial Officer, determined that the Company’s internal control over financial reporting was effective on December 31, 2023.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Holley Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2023, 2022, and 2021

		Charged		Charged
	Balance at	(Credited)	Reserves	Against	Balance at
	Beginning of	to Costs and	from	Allowances	End of
	Period	Expenses	Acquisitions	(1) (2)	Period
Accounts receivable reserve:
Year ended December 31, 2021:
Bad debt reserve	$813	$809	$—	$666	$956
Cash discount reserve	426	6,173	—	6,169	430
Year ended December 31, 2022:
Bad debt reserve	956	878	—	672	1,162
Cash discount reserve	430	5,941	—	5,983	388
Year ended December 31, 2023:
Bad debt reserve	1,162	1,016	—	1,122	1,056
Cash discount reserve	388	5,991	—	5,858	521

Inventory valuation reserve:
Year ended December 31, 2021:
Expired and obsolete reserve	22,052	3,806	1,226	804	26,280
Year ended December 31, 2022:
Expired and obsolete reserve	26,280	13,410	—	1,156	38,534
Year ended December 31, 2023:
Expired and obsolete reserve	38,534	1,802	—	6,362	33,974
(1) Write-off of uncollectible accounts, net of recoveries.
(2) Write-off of obsolete inventory, net of inventory adjustments.

(3)	Exhibits:

See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None

HOLLEY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Holley Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Holley Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020

Cincinnati, Ohio

March 14, 2024

HOLLEY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$41,081	$26,150
Accounts receivable, less allowance for credit losses of $1,577 and $1,550, respectively	48,360	47,083
Inventory	192,260	233,573
Prepaids and other current assets	15,665	18,157
Total current assets	297,366	324,963
Property, plant, and equipment, net	47,206	52,181
Goodwill	419,056	418,121
Other intangibles assets, net	410,465	424,855
Right-of-use assets	29,250	29,522
Total assets	$1,203,343	$1,249,642
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$43,692	$44,948
Accrued interest	455	5,994
Accrued liabilities	42,129	43,317
Current portion of long-term debt	7,461	7,000
Total current liabilities	93,737	101,259
Long-term debt, net of current portion	576,710	643,563
Warrant liability	8,383	4,272
Earn-out liability	3,479	1,176
Deferred taxes	53,542	58,390
Other noncurrent liabilities	26,341	24,992
Total liabilities	762,192	833,652
Commitments and contingencies (Refer to Note 19 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 117,707,280 and 117,147,997 shares issued and outstanding on December 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	373,869	368,122
Accumulated other comprehensive loss	(710)	(944)
Retained earnings	67,980	48,800
Total stockholders' equity	441,151	415,990
Total liabilities and stockholders' equity	$1,203,343	$1,249,642

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2023	2022	2021
Net sales	$659,704	$688,415	$692,847
Cost of goods sold	403,615	434,757	406,040
Gross profit	256,089	253,658	286,807
Selling, general, and administrative	120,244	150,728	116,793
Research and development costs	23,844	29,083	28,280
Amortization of intangible assets	14,557	14,683	13,999
Impairment of indefinite-lived intangible assets	—	2,395	—
Acquisition and restructuring costs	2,641	4,513	23,668
Related party acquisition and management fee costs	—	—	25,789
Other operating expense	765	1,514	755
Total operating expense	162,051	202,916	209,284
Operating income	94,038	50,742	77,523
Change in fair value of warrant liability	4,111	(57,021)	32,580
Change in fair value of earn-out liability	2,303	(10,731)	8,875
Loss (gain) on early extinguishment of debt	(701)	—	13,650
Interest expense, net	60,746	40,227	39,128
Total non-operating expense (income)	66,459	(27,525)	94,233
Income (loss) before income taxes	27,579	78,267	(16,710)
Income tax expense	8,399	4,493	10,429
Net income (loss)	$19,180	$73,774	$(27,139)
Comprehensive income (loss):
Foreign currency translation adjustment	234	(990)	30
Pension liability gain	—	302	388
Total other comprehensive income (loss)	234	(688)	418
Total comprehensive income (loss)	$19,414	$73,086	$(26,721)
Common Share Data:
Weighted average common shares outstanding - basic	117,378,854	116,762,928	89,959,993
Weighted average common shares outstanding - diluted	118,510,800	117,248,296	89,959,993
Basic net income (loss) per share	$0.16	$0.63	$(0.30)
Diluted net income (loss) per share	$0.16	$0.14	$(0.30)

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock			Accumulated	Retained
			Additional	Other	Earnings
			Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Gain (Loss)	Deficit)	Total
Balance on December 31, 2020	67,673,884	$7	$238,883	$(674)	$2,165	$240,381
Net loss	—	—	—	—	(27,139)	(27,139)
Equity compensation	—	—	4,963	—	—	4,963
Foreign currency translation	—	—	—	30	—	30
Pension liability adjustment	—	—	—	388	—	388
Recapitalization transaction, net	48,133,453	5	85,859	—	—	85,864
Balance on December 31, 2021	115,807,337	12	329,705	(256)	(24,974)	304,487
Net income	—	—	—	—	73,774	73,774
Equity compensation	—	—	24,395	—	—	24,395
Foreign currency translation	—	—	—	(990)	—	(990)
Pension liability adjustment	—	—	—	302	—	302
Issuance of vested Earn-Out Shares	1,093,750	—	14,689	—	—	14,689
Warrants exercised	33,333	—	383	—	—	383
Tax withholding related to vesting of restricted stock units	—	—	(1,050)	—	—	(1,050)
Issuance of shares for restricted stock units	213,577	—	—	—	—	—
Balance on December 31, 2022	117,147,997	12	368,122	(944)	48,800	415,990
Net income	—	—	—	—	19,180	19,180
Equity compensation	—	—	7,291	—	—	7,291
Foreign currency translation	—	—	—	234	—	234
Tax withholding related to vesting of restricted stock units	—	—	(1,544)	—	—	(1,544)
Issuance of shares for restricted stock units	559,283	—	—	—	—	—
Balance on December 31, 2023	117,707,280	$12	$373,869	$(710)	$67,980	$441,151

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$19,180	$73,774	$(27,139)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	10,308	10,107	11,527
Amortization of intangible assets	14,557	14,683	13,999
Impairment of indefinite-lived intangible assets	—	2,395	—
Amortization of deferred loan costs	1,780	1,707	3,182
Amortization of right of use assets	5,480	5,666	—
Gain on termination of leases	—	(279)	—
Fair value adjustments to warrant liability	4,111	(57,021)	32,580
Fair value adjustments to earn-out liability	2,303	(10,731)	8,875
Fair value adjustments to interest rate collar	1,164	—	—
Equity compensation	7,291	24,395	4,963
Change in deferred taxes	(4,848)	(11,655)	(66)
Loss on sale of business	—	1,037	—
Loss (gain) on early extinguishment of long-term debt	(701)	—	13,650
Loss (gain) on disposal of property, plant and equipment	(192)	253	(82)
Provision for inventory reserves	1,802	13,410	4,228
Provision for credit losses	1,016	878	147
Change in operating assets and liabilities:
Accounts receivable	(2,280)	3,777	464
Inventories	38,199	(58,406)	(45,073)
Prepaids and other current assets	2,555	1,142	(13,408)
Accounts payable	(1,626)	(740)	8,727
Accrued interest	(5,539)	2,635	(3,229)
Accrued and other liabilities	(6,468)	(4,715)	8,238
Net cash provided by operating activities	88,092	12,312	21,583
INVESTING ACTIVITIES:
Capital expenditures	(5,934)	(13,590)	(15,233)
Proceeds from the disposal of fixed assets	1,481	888	364
Proceeds from sale of business	—	1,966	—
Cash paid for acquisitions, net	—	(14,301)	(119,220)
Net cash used in investing activities	(4,453)	(25,037)	(134,089)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	37,000	655,000
Principal payments on long-term debt	(66,038)	(33,483)	(687,529)
Deferred financing fees	(1,427)	—	(13,413)
Payment of acquisition contingent consideration	—	—	(9,200)
Proceeds from Business Combination and PIPE financing, net of issuance costs paid	—	—	132,299
Payments from stock-based award activities	(1,543)	(1,050)	—
Proceeds from issuance of common stock in connection with the exercise of Warrants	—	383	—
Net cash (used in) provided by financing activities	(69,008)	2,850	77,157
Effect of foreign currency rate fluctuations on cash	300	(300)	—
Net change in cash and cash equivalents	14,931	(10,175)	(35,349)
Cash and cash equivalents:
Beginning of period	26,150	36,325	71,674
End of period	$41,081	$26,150	$36,325
Supplemental disclosures of cash flow information:
Cash paid for interest	$64,693	$36,868	$38,067
Cash paid for income taxes	16,041	6,834	10,648
Noncash investing and financing activities:
Vested Earn-Out Shares issued to Empower Sponsor Holdings LLC	$—	$14,689	$—
Assumption of warrant liability	—	—	28,713
Assumption of earn-out liability	—	—	17,722

See accompanying notes to consolidated financial statements.

HOLLEY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.	Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies

Holley Inc., a Delaware corporation headquartered in Bowling Green, Kentucky conducts operations through its wholly owned subsidiaries. These operating subsidiaries are comprised of Holley Performance Products Inc., Hot Rod Brands, Inc., Simpson Safety Solutions, Inc., B&M Racing and Performance Products, Inc., and Speedshop.com, Inc. When used in these notes, the terms the “Company” or “Holley” mean Holley, Inc. and all entities included in its consolidated financial statements.

The Company consummated a Business Combination pursuant to the Merger Agreement, by and among Empower, Merger Sub I, Merger Sub II, and Holley Intermediate on the Closing Date. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP in which Holley Intermediate was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes. On the Closing Date, Empower changed its name to Holley Inc. and its trading symbol on the NYSE from “EMPW” to “HLLY.”

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

Risks and Uncertainties

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, and the possible expansion of such conflicts). The Company's operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by supply chain challenges and automotive electronic component shortages. In response to the global supply chain volatility and inflationary impacts, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and by closely monitoring inventory levels of certain products and working closely with its suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increase our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain previously reported amounts in the accrued liabilities footnote have been reclassified between line items to conform to the current period presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents include cash and deposits, including an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250. The Company maintains deposits exceeding $250 in certain accounts at financial institutions in the United States. On  December 31, 2023 and 2022, the Company had cash in foreign bank accounts of $4,975 and $5,878, respectively. Cash and cash equivalent in foreign bank accounts are primarily held in Italy. Italian deposits are insured up to €100 per depositor, per bank. The Company maintains deposits exceeding €100 in certain accounts at financial institutions in Italy. The Company has not incurred any losses in these accounts.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represent amounts due from customers in the ordinary course of business. The receivables are stated at the amount management expects to collect. The Company is subject to risk of loss from uncollectible receivables in excess of its allowance. The Company maintains an allowance for credit losses for estimated losses from customers’ inability to make required payments. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns. Accounts are written off when management determines the account is uncollectable. Interest is not charged on past due accounts.

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

Property, Plant and Equipment

Property, plant and equipment acquired in various acquisitions have been recorded at fair value. All other property, plant and equipment is recorded at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for new property, plant and equipment additions are seven to twenty-five years for buildings, three to ten years for machinery and equipment, and the shorter of the estimated lease term or useful life for leasehold improvements. Maintenance, repairs, and betterments which do not enhance the value of or increase the life of the assets are expensed as incurred.

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

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company's term loans are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the term loans. These fees and costs are being amortized using the effective interest method over the term of the related loans and are included in interest expense in the Company's consolidated statements of comprehensive income (loss). If the debt is retired before its scheduled maturity date, any remaining unamortized debt issuance costs are written off in the period the debt is retired as a non-operating expense in the statement of operations as loss on the early extinguishment of debt. For the years ended 2023, 2022 and 2021, the amortization of debt issuance costs included in interest expense was $1,780, $1,707, and $3,182, respectively.

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

Revenue Recognition

The Company recognizes revenue with customers when control of the promised goods transfers to the customer. This generally occurs when the product is shipped to the customer. Revenue is recorded at the amount of consideration the Company expects to be entitled to in exchange for the delivered goods, which includes an estimate of variable consideration, expected returns, or refunds when applicable. The Company estimates variable consideration, such as sales incentives, by using the most likely amount approach, which considers the single most likely amount from a range of possible consideration amounts. Estimates of variable consideration result in an adjustment to the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future. Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. Revenue is recorded net of sales tax. Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling to customers are included in selling, general and administrative costs.

For more information about the Company’s revenue from contracts with customers, see Note 11, “Revenue”.

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

Product Warranty

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and are recorded at the time of the sale. These obligations are recorded within accrued liabilities in the consolidated balance sheets (see also Note 19, “Commitments and Contingencies” for additional information on warranty reserves). Significant judgments and estimates must be made and used in connection with establishing warranty allowances in any accounting period. Revision of these estimates is made, when necessary, based upon changes in these factors.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include personnel costs for employees in selling, general and administrative functions (including equity-based compensation); costs to operate shop locations, corporate offices and back-office support centers; costs to transport products from facilities to our customers; and other selling, general and administrative expenses, such as professional fees, supplies, and advertising expenses.

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

The Company recognizes income tax positions only if those positions are “more likely than not” of being sustained upon examination by taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in its consolidated income statements. The Company has no amounts accrued for such interest or penalties on  December 31, 2023 and 2022. The Company files income tax returns in the U.S. federal jurisdiction and various foreign and state jurisdictions.

On  December 31, 2023, the Company had approximately $329 of unrecognized tax benefits. There were no unrecognized tax benefits on  December 31, 2022. The statute of limitations remains open for U.S. federal income tax examinations for the years ended December 31, 2020, through December 31, 2022. U.S. state jurisdictions have statues of limitations generally ranging from three to eight years. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

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

Advertising

Advertising production costs are expensed the first time the advertising takes place. Total advertising expenses were $5,987, $7,159, and $6,299 for the years ended December 31, 2023, 2022, and 2021, respectively. Advertising costs are classified as a component of selling, general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).

Research and Development Costs

Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amount to $23,844, $29,083, and $28,280 for the years ended December 31, 2023, 2022, and 2021, respectively.

Other Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in stockholder’s equity and includes net income, change in the foreign currency translation adjustment and minimum pension liability gains. The Company’s accumulated other comprehensive loss shown on the consolidated balance sheets on  December 31, 2023 and 2022 consists of foreign currency translation adjustments of $710 and $944, respectively.

Foreign Currencies

The functional currency of the Company’s Italian subsidiary is the Euro. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation gains (losses) are reported in accumulated other comprehensive loss as a component of shareholders equity and were $234, ($990), and $30 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognizes foreign currency transaction gains (losses) on certain assets and liabilities. These transaction (gains) losses are reported in other expense in the consolidated statements of comprehensive income (loss) and were $278, ($97), and $44 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Equity-Based Compensation

The Company accounts for equity-based awards granted to employees and nonemployees under the fair value method prescribed by ASC Subtopic 718-10, Stock Compensation. Equity-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period (generally the vesting period). The fair value of stock options is estimated using the Black Scholes option-pricing model. Restricted stock units are valued at the stock price on the grant date. The fair value of profit interest units granted by the Holley Stockholder is estimated based on the Company’s estimated equity value for each unit class at the time of granting using the Black-Scholes option-pricing model, discounted to reflect market considerations for illiquidity.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. The Company controls its exposure to credit risk associated with these instruments by (i) placing cash and cash equivalents with several major financial institutions and (ii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures. For more information on the Company’s net sales to its three largest customers, see Note 17, “Major Reseller Customers”.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires entities to apply the definition of a performance obligation under ASC Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Prior to the adoption of ASU 2021-08, an acquirer generally recognized assets acquired, and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The Company adopted ASU 2021-08 on January 1, 2023. Adoption of ASU 2021-08 did not impact the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to SEC's Disclosure Update and Simplification Initiative. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor the removal of various requirements from the current regulations in order to determine when to adopt the related amendments, but it does not anticipate that the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements and related disclosures. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker ("CODM") and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires additional disclosures of various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The standard also requires information pertaining to taxes paid to be disaggregated for federal, state and foreign taxes, and contains other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements and related disclosures.

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

ACQUISITIONS

During the three years ended December 31, 2023, the Company completed 11 acquisitions. These acquisitions are expected to enhance the Company's portfolio of products and services in the automotive aftermarket and automotive safety solutions market.

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	2022	Measurement Period	2022
	(as initially reported)	Adjustments	(as adjusted)
Accounts receivable	$959	$(397)	$562
Inventory	3,481	146	3,627
Property, plant and equipment	275	—	275
Other assets	1,132	(1,108)	24
Tradenames	1,689	—	1,689
Customer relationships	1,512	—	1,512
Goodwill	5,858	1,494	7,352
Accounts payable	(25)	(133)	(158)
Accrued liabilities	(18)	(2)	(20)
	$14,863	$—	$14,863

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

In 2021, the Company acquired substantially all the assets of Finspeed, LLC, Classic Instruments LLC, ADS Precision Machining, Inc., doing business as Arizona Desert Shocks, Rocket Performance Machine, Inc., doing business as Rocket Racing Wheels, and Speartech Fuel Injections Systems, Inc. These five acquisitions were individually immaterial business combinations that are material in the aggregate. Cash paid for the five immaterial acquisitions, net of cash acquired, was $19,909, and was funded with borrowings from the Company's credit facility and cash on hand. The acquisitions resulted in both amortizable and non-amortizable intangibles and goodwill totaling $13,247. The goodwill and intangibles generated as a result of these acquisitions are deductible for income tax purposes. Pro forma results of operations and the results of operations since the acquisition dates for these immaterial acquisitions have not been separately disclosed because the effects were not significant compared to the consolidated financial statements, individually or in the aggregate.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	2021	Measurement Period	2021
	(as initially reported)	Adjustments	(as adjusted)
Cash	$122	$—	$122
Accounts receivable	618	—	618
Inventory	3,975	—	3,975
Property, plant and equipment	2,274	—	2,274
Other assets	23	—	23
Tradenames	2,608	—	2,608
Customer relationships	2,450	—	2,450
Goodwill	11,017	(2,828)	8,189
Accounts payable	(343)	—	(343)
Accrued liabilities	(129)	122	(7)
	$22,615	$(2,706)	$19,909

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

The remaining three acquisitions completed during the year ended December 31, 2021 are described below.

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	December 23, 2021	Measurement Period	December 23, 2021
	(as initially reported)	Adjustments	(as adjusted)
Accounts receivable	$627	$—	$627
Inventory	1,813	—	1,813
Property, plant and equipment	695	—	695
Other assets	76	—	76
Tradenames	4,630	—	4,630
Customer relationships	6,075	—	6,075
Goodwill	8,363	(79)	8,284
Accounts payable	(81)	79	(2)
Accrued liabilities	(28)	—	(28)
	$22,170	$—	$22,170

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	December 16, 2021	Measurement Period	December 16, 2021
	(as initially reported)	Adjustments	(as adjusted)
Accounts receivable	$22	$—	$22
Inventory	1,682	—	1,682
Property, plant and equipment	20	—	20
Other assets	13	—	13
Tradenames	4,975	—	4,975
Goodwill	19,561	299	19,860
Accounts payable	(34)	—	(34)
Accrued liabilities	(403)	—	(403)
	$25,836	$299	$26,135

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed was adjusted to reflect the final fair value estimate of acquired assets and liabilities, as noted below. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of the fair value of the net assets as follows:

	April 14, 2021	Measurement Period	April 14, 2021
	(as initially reported)	Adjustments	(as adjusted)
Accounts receivable	$3,454	$(61)	$3,393
Inventory	3,892	—	3,892
Property, plant and equipment	1,342	—	1,342
Other assets	493	(91)	402
Tradenames	10,760	—	10,760
Customer relationships	14,640	—	14,640
Patents	1,970	—	1,970
Technology intangibles	110	—	110
Goodwill	17,426	(420)	17,006
Accounts payable	(2,032)	110	(1,922)
Accrued liabilities	(489)	139	(350)
	$51,566	$(323)	$51,243

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

The following table provides the unaudited consolidated pro forma results for the periods presented as if Baer, Brothers, and AEM had been acquired as of January 1, 2021.

For the year ended December 31,
2021
Pro forma net sales	$727,369
Pro forma net income	(16,248)

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

DIVESTITURE

In the fourth quarter of 2022, the Company made the decision to sell Finspeed in connection with a strategic review of its product portfolio. Finspeed generated approximately $426 in net sales in 2022. The Company received $1,966 cash consideration and recorded a pre-tax loss of $1,037 on the sale of the business, which included a $268 write-down of intangible assets, and was reported as other operating expense in the Consolidated Statements of Comprehensive Income (Loss).

3.	INVENTORY

Inventories of the Company consisted of the following:

	December 31,
	2023	2022
Raw materials	$63,552	$78,586
Work-in-process	22,619	23,906
Finished goods	106,089	131,081
	$192,260	$233,573

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	December 31,
	2023	2022
Land	$3,326	$3,426
Buildings and improvements	11,404	11,051
Machinery and equipment	73,332	66,140
Construction in process	6,224	9,563
Total property, plant and equipment	94,286	90,180
Less: accumulated depreciation	47,080	37,999
Property, plant and equipment, net	$47,206	$52,181

The Company’s long-lived assets by geographic locations are as follows:

	December 31,
	2023	2022
United States	$44,931	$50,434
International	2,275	1,747
Total property, plant and equipment, net	$47,206	$52,181

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the periods indicated:

Balance on December 31, 2021	$411,383
John's acquisition	240
SKC acquisition	1,270
RaceQuip acquisition	4,348
Measurement period adjustments	880
Balance on December 31, 2022	418,121
Measurement period adjustments	935
Balance on December 31, 2023	$419,056

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, not to exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined. In the fourth quarter of 2023, the Company performed a qualitative assessment and did not identify any indicators of impairment. In the third quarter and fourth quarters of 2022, the Company performed quantitative and qualitative assessments and did not identify any indicators of impairment. No goodwill impairment charges were incurred during 2023 and 2022.

Intangible assets consisted of the following:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(55,732)	$214,218
Tradenames	13,775	(5,569)	8,206
Technology	26,676	(13,800)	12,876
Total finite-lived intangible assets	$310,401	$(75,101)	$235,300

Indefinite-lived intangible assets:
Tradenames	$175,165	—	$175,165

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(44,178)	$225,772
Tradenames	13,775	(4,843)	8,932
Technology	26,676	(11,523)	15,153
Total finite-lived intangible assets	$310,401	$(60,544)	$249,857

Indefinite-lived intangible assets:
Tradenames	$174,998	—	$174,998

The following outlines the estimated future amortization expense related to intangible assets held on  December 31, 2023:

2024	$13,744
2025	13,714
2026	13,608
2027	13,601
2028	13,601
Thereafter	167,032
Total	$235,300

In the third quarter of 2022, management concluded it was necessary to reevaluate indefinite-lived intangible assets for impairment after supply chain challenges led to a downward revision of earnings estimates for 2022, which resulted in a decline in the Company's market capitalization. As a result of this evaluation, a pre-tax impairment of $2,395 was recognized on certain indefinite-lived tradenames. In the fourth quarter of 2022, the Company performed a qualitative assessment of indefinite-lived intangible assets and did not identify any indicators of impairment. The Company has not subsequently identified any circumstances to indicate that it was necessary to reevaluate indefinite-lived intangible assets for impairment. No impairment was recognized on intangible assets in 2023.

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

6.	ACCRUED LIABILIITES

Accrued liabilities of the Company consisted of the following:

	December 31,
	2023	2022
Accrued freight	$5,654	$6,861
Accrued employee compensation and benefits	11,696	7,635
Accrued returns, allowances and warranties	11,267	8,798
Accrued taxes	1,475	6,697
Current portion of operating lease liabilities	4,948	5,112
Accrued other	7,089	8,214
Total accrued liabilities	$42,129	$43,317

7.	DEBT

Debt of the Company consisted of the following:

	December 31,
	2023	2022
First lien term loan due November 17, 2028	$592,505	$649,350
Revolver	—	10,000
Other	1,974	2,770
Less unamortized debt issuance costs	(10,308)	(11,557)
	584,171	650,563
Less current portion of long-term debt	(7,461)	(7,000)
	$576,710	$643,563

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

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $1,728 in outstanding letters of credit on  December 31, 2023.

In 2021, proceeds from the credit facility were used to repay in full the Company’s obligations under its existing first lien and second lien notes and to pay $13,413 in deferred financing fees related to the refinancing. As a result of the prepayments of the Company’s existing first lien and second lien notes, losses of $13,650 were recognized in 2021 on the early extinguishment of debt due to the write-off of unamortized debt issuance costs.

The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028, with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow greater than $5,000, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on the Company's results for 2023, no excess cash flow payment is expected to be required in 2024. Any such payments offset future mandatory quarterly payments. The Credit Agreement permits voluntary prepayments at any time, in whole or in part. The Company paid down an aggregate of $56,845 in principal on its outstanding first lien term loan during the year ended December 31, 2023 by repurchasing $38,845 at a discount to par, making a voluntary repayment of $11,000, and making required quarterly payments totaling $7,000. A gain of $701 was recognized on the debt repurchased at a discount to par, net of the write-off of unamortized debt issuance costs.

On December 31, 2023, amounts outstanding under the credit facility accrue interest at a rate equal to either the SOFR or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On  December 31, 2023, the weighted average interest rate on the Company's borrowings under the credit facility was 9.2%.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, including a secured interest in the Company's corporate headquarters, with a carrying value of $2,999. The Credit Agreement includes representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales. The Credit Agreement also requires that Holley maintain, on the last day of each quarter, a Total Leverage Ratio not to exceed a maximum amount. On  December 31, 2023, the Company was in compliance with all financial covenants.

In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending March 31, 2024 (the “Covenant Relief Period”). As of December 31, 2023, the required Total Leverage Ratio was 5.75:1.00. As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $1,427 of deferred financing fees related to these amendments. On December 31, 2023, the Company was in compliance with all financial covenants.

Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

Future maturities of long-term debt and amortization of debt issuance costs on  December 31, 2023, are as follows:

	Debt	Debt Issuance Costs
2024	$7,461	$1,770
2025	7,656	1,921
2026	6,571	2,087
2027	6,572	2,271
2028	566,219	2,259
	$594,479	$10,308

8.	COMMON STOCK WARRANTS AND EARN-OUT LIABILITY

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

The Warrants are accounted for as a liability in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. On  December 31, 2023 and 2022, a warrant liability with a fair value of $8,383 and $4,272, respectively, was reflected as a long-term liability in the consolidated balance sheet. As of both  December 31, 2023 and 2022, there were 14,633,311 Warrants outstanding. For the year ended December 31, 2023, an increase of $4,111 in the fair value of the warrant liability as compared to a decrease of $57,021 in the fair value of the warrant liability for the year ended  December 31, 2022, was reflected as change in fair value of warrant liability in the consolidated statements of comprehensive income.

Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. On  December 31, 2023 and 2022, an earn-out liability with a fair value of $3,479 and $1,176, respectively, was reflected as a long-term liability in the consolidated balance sheet. For the year ended December 31, 2023, an increase of $2,303 in the fair value of the earn-out liability as compared to a decrease of $10,731 in the fair value of the earn-out liability for the year ended  December 31, 2022, was reflected as change in fair value of earn-out liability in the consolidated statements of comprehensive income.

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

On  December 31, 2023, the Company recognized a derivative liability of $1,164 for the Collar in other noncurrent liabilities on the consolidated balance sheet. For the year ended December 31, 2023, the Company recorded a net change in the fair value of the Collar as an increase to interest expense of $1,164. Cash receipts for the Collar totaled $620 for the year ended December 31, 2023.

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

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liability (Public)	$5,480	$—	$—	$5,480
Warrant liability (Private)	—	—	2,903	2,903
Earn-out liability	—	—	3,479	3,479
Interest rate collar liability	—	1,164	—	1,164
Total fair value liabilities	$5,480	$1,164	$6,382	$13,026

	Fair Value Measured on December 31, 2022
	Level 1	Level 2	Level 3	Total
Warrant liability (Public)	$2,691	$—	$—	$2,691
Warrant liability (Private)	—	—	1,581	1,581
Earn-out liability	—	—	1,176	1,176
Total fair value liabilities	$2,691	$—	$2,757	$5,448

On  December 31, 2023 and 2022, the Company's liabilities for its Private and Public Warrants, earn-out liability, and Collar are measured at fair value on a recurring basis (see Note 8, “Common Stock Warrants and Earn-Out Liability,” and Note 9, "Derivative Instruments,” for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). These assumptions are believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent liabilities on the consolidated balance sheet, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the consolidated statements of comprehensive income (loss). Changes in the fair value of the Collar are recognized as an adjustment to interest expense in the consolidated statements of comprehensive income (loss). Changes in the fair value of the Warrants, the earn-out liability, and the Collar, along with cash flows associated with the Collar, are presented in operating activities on the consolidated statements of cash flows.

The fair value of Private Warrants was estimated on  December 31, 2023 and 2022 using the Monte Carlo simulation model with the following assumptions:

	2023	2022
Valuation date price	$4.87	$2.12
Strike price	$11.50	$11.50
Remaining life (in years)	2.54	3.54
Expected dividend	$—	$—
Risk-free interest rate	4.01%	4.06%
Price threshold	$18.00	$18.00

The fair value of the earn-out liability was estimated on  December 31, 2023 and 2022 using the Monte Carlo simulation model with the following assumptions:

	2023	2022
Valuation date price	$4.87	$2.12
Expected term (in years)	4.54	5.54
Expected volatility	67.20%	70.33%
Risk-free interest rate	3.79%	3.88%
Price hurdle	$15.00	$15.00

On  December 31, 2023 and 2022, the Company had accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 during the years ended December 31, 2023 and 2022 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance on December 31, 2021	$21,793	$26,596	$48,389
Liabilities reclassed to equity	—	(14,689)	(14,689)
Gains included in earnings	(20,212)	(10,731)	(30,943)
Balance on December 31, 2022	$1,581	$1,176	$2,757
Losses included in earnings	1,322	2,303	3,625
Balance on December 31, 2023	$2,903	$3,479	$6,382

11.	REVENUE

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

The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 365 days. The Company elected the practical expedient to disregard the possible existence of a significant financing component related to payment on contracts, as the Company expects that customers will pay for the products within one year. The Company has evaluated the terms of its arrangements and determined that they do not contain significant financing components. Additionally, as all contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period. The Company provides limited warranties on most of its products against certain manufacturing and other defects. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 19, “Commitments and Contingencies” for more information.

The following table summarizes total revenue by product category. The Company's product category definitions have been revised by management in 2022. The prior-year period has been revised to conform with the current presentation. There is no change to total sales.

	For the years ended December 31,
	2023	2022	2021
Electronic systems	$287,215	$282,865	$309,233
Mechanical systems	157,427	165,007	154,878
Exhaust	59,938	66,767	78,179
Accessories	98,899	108,150	85,280
Safety	56,225	65,626	65,277
Net sales	$659,704	$688,415	$692,847

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the years ended December 31,
	2023	2022	2021
United States	$644,652	$669,187	$674,491
Italy	15,052	19,228	18,356
Net sales	$659,704	$688,415	$692,847

12.	INCOME TAXES

Income tax expense of the Company consisted of the following:

	For the years ended December 31,
	2023	2022	2021
Current income tax expense:
Federal	$10,909	$12,356	$7,422
State	927	1,253	323
Foreign	1,715	2,450	2,602
Total current income tax expense	13,551	16,059	10,347
Deferred income tax expense (benefit):
Federal	(5,986)	(8,679)	823
State	811	(2,591)	(552)
Foreign	23	(296)	(189)
Total deferred income tax expense (benefit)	(5,152)	(11,566)	82
Total income tax expense	$8,399	$4,493	$10,429

The Company’s income before income taxes was subject to taxes in the following jurisdictions:

	For the years ended December 31,
	2023	2022	2021
United States	$23,971	$72,276	$(24,772)
Foreign	3,608	5,991	8,062
Income (loss) before income taxes	$27,579	$78,267	$(16,710)

Reported income tax expense for the years ended December 31, 2023, 2022 and 2021 differs from the “expected” tax expense (benefit), computed by applying the U.S. Federal statutory income tax rate of 21% to income before income taxes as follows:

	For the years ended December 31,
	2023	2022	2021
Expected tax expense (benefit) at U.S. Federal statutory rates	$5,792	$16,479	$(3,510)
State income tax expense (benefit)	1,373	(1,057)	(180)
Permanent tax differences	375	4,275	825
Foreign-derived intangible income deduction	(397)	(298)	—
Global intangible low-taxed income	—	—	375
Section 162(m) limitation	709	—	—
Foreign rate differential	782	560	719
Tax credit	(1,506)	(1,393)	(1,620)
Earn-outs	484	(2,254)	5,470
Change in fair value of Warrants	863	(11,974)	6,842
Transaction costs	—	—	1,465
Other differences, net	(76)	155	43
Total income tax expense	$8,399	$4,493	$10,429

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Reserves on assets	$10,283	$12,305
Liabilities not yet deductible	781	3,371
Interest expense limitation	16,040	9,624
Right-of-use liability	6,791	6,899
Section 174 expenses	10,049	6,197
Net operating losses	2,446	1,493
Other	1,113	526
Total gross deferred tax assets	47,503	40,415
Valuation allowance	(5)	—
Total gross deferred tax assets, net of valuation allowance	47,498	40,415
Deferred tax liabilities:
Tradename	33,801	33,770
Intangible assets	41,715	41,126
Goodwill	12,310	10,037
Property, plant and equipment	6,634	7,110
Right-of-use asset	6,585	6,762
Total gross deferred tax liabilities	101,045	98,805
Net deferred tax liabilities	$53,542	$58,390

Based on the Company’s projected pretax earnings, reversal of deferred tax liabilities and other relevant factors, management believes that it is more likely than not that the Company’s deferred tax assets on  December 31, 2023 and 2022 will be realized, with the exception of certain state net operating loss carryforwards.

On  December 31, 2023, the Company's federal and state net operating loss carryforwards for income tax purposes were immaterial. A majority of the U.S. net operating loss carryforwards have no expiration date. The remaining state net operating loss carryforwards expire at various dates through 2035. The entire amount of federal net operating loss carryforward of $381 and a significant portion of state net operating loss carryforward of $2,064 relate to acquisitions, and, as a result, are limited in the amount that can be recognized in any one year.

Changes in the valuation allowance for deferred tax assets were as follows:

December 31,
2023
Valuation allowance, January 1	$—
Additions charged to expense accounts	5
Valuation allowance, December 31	$5

The valuation allowance on December 31, 2023, includes allowances primarily related to unrealized state net operating losses and credit carryforwards of $5.

Uncertain Tax Positions

Under the accounting rules for income taxes, the Company is not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position. The Company had uncertain tax positions of $329 for the year ended December 31, 2023. The Company did not have any uncertain tax positions for the year ended December 31, 2022.

The Company recognizes interest on liabilities for uncertain tax positions in interest expense and would recognize penalties, if any, in operating expenses in its consolidated statements of comprehensive income (loss). In 2023 and 2022, the Company has not recognized any amount of interest and penalties for uncertain tax positions in its consolidated statements of comprehensive income (loss).

Changes in unrecognized tax benefits were as follows:

December 31,
2023
Gross unrecognized tax benefits, January 1	$—
Changes in balance related to tax position taken during prior periods	329
Gross unrecognized tax benefits, December 31	$329

As of  December 31, 2023, $9 of this total represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Interest, penalties, and accrued interest related to unrecognized tax benefits are insignificant for the periods presented.

The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions in which it conducts business. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible, that certain U.S. federal and non-U.S. tax audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits. The Company estimates that unrecognized tax benefits as of December 31, 2023, could decrease by as much as $9 in the next 12 months.

The Company files federal, state, and non-U.S. tax returns in various foreign jurisdictions. For state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2014. For federal tax returns, the Company is no longer subject to tax examinations for years prior to 2019. The federal tax returns for 2020 through 2022 remain open for examinations. State income tax returns remain open for examination in various states for tax years 2014 through 2022.

13.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the years ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$19,180	$73,774	$(27,139)
Less: fair value adjustment for Warrants	—	(57,021)	—
Net income (loss) - diluted	$19,180	$16,753	$(27,139)
Denominator:
Weighted average common shares outstanding - basic	117,378,854	116,762,928	89,959,993
Dilutive effect of potential common shares from RSUs	952,161	101,290	—
Dilutive effect of potential common shares from PSUs	179,785	—	—
Dilutive effect of potential common shares from Warrants	—	384,078	—
Weighted average common shares outstanding - diluted	118,510,800	117,248,296	89,959,993
Earnings (loss) per share:
Basic	$0.16	$0.63	$(0.30)
Diluted	$0.16	$0.14	$(0.30)

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted earnings per share due to the anti-dilutive effect such shares would have on net loss per common share.

	For the years ended December 31,
	2023	2022	2021
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	—	14,666,644
Stock options	886,046	1,709,690	1,386,974
Restricted stock units	146,475	540,344	656,485
Performance stock units	1,822,994	—	—
Unvested Earn-Out Shares	1,093,750	1,093,750	2,187,500
Total anti-dilutive shares	18,582,576	3,343,784	18,897,603

14.	BENEFIT PLANS

On January 28, 2022, the Company approved the termination of its defined benefit pension plan (the "Plan"), effective March 31, 2022. The final distribution of Plan assets pursuant to the termination was not made until the plan termination satisfied all regulatory requirements in the fourth quarter of 2022. Plan participants received their accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the Plan termination was determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, the Plan recognized a final settlement loss of $154. Prior to termination, the Projected Unit Credit Actuarial Cost Method was used to determine the normal cost of the Plan and estimated pension benefit obligation. The fair value of Plan assets on  December 31, 2022, was zero.

The following table shows the changes in the benefit obligation and plan assets and the plan’s funded status.

December 31,
2022
Change in Projected Benefit Obligation:
Benefit obligation, January 1	$6,104
Service cost	113
Interest cost	138
Plan curtailments	(5,185)
Benefits paid	(299)
Expenses paid	(149)
Actuarial (gain) loss	(722)
Benefit obligation, December 31	$—
Change in Plan Assets:
Fair value of plan assets, January 1	$5,242
Actual return on plan assets	(374)
Employer contributions	765
Plan settlements	(5,185)
Benefits paid from plan assets	(299)
Expenses paid	(149)
Fair value of plan net assets, December 31	$—
Funded status at end of period	$—

There was no remaining accumulated benefit obligation for the Plan on  December 31, 2022. The Company made contributions of $765 and $471 in 2022 and 2021, respectively. There were no participant contributions in 2022 or 2021.

The pre-tax amounts recognized in other comprehensive income were as follows:

	For the years ended December 31,
	2022	2021
Actuarial gain arising during measurement period	$(129)	$(513)
Amortization of actuarial loss	(154)	(25)
Total recognized in other comprehensive (income) loss	$(283)	$(538)

The following summarizes the components of net periodic benefit cost for the defined benefit pension plan:

	For the years ended December 31,
	2022	2021
Components of expense:
Service cost	$113	$143
Interest cost	138	152
Expected return on plan assets	(218)	(240)
Settlement loss recognized	154	—
Amortization of net loss	—	25
Net periodic benefit cost	$187	$80

Weighted-average assumptions used to determine net cost:

December 31,
2022
Discount rate	2.78%
Expected return on plan assets	5.20%

401(k) Plan

The Company has a 401(k) savings plan for salaried and non-salaried employees. Participation in the plan is optional. The Company matches employee contributions up to 3.5% each pay period. The Company's matching contributions for the years ended December 31, 2023, 2022, and 2021, include additional discretionary matching contributions of 1.2%, 0%, and 1% based on the Company's performance targets for 2023, 2022 and 2021, respectively. The Company made matching contributions of $3,154, $2,990, and $2,579 for the years ended December 31, 2023, 2022, and 2021, respectively.

15.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, time-based restricted stock units ("RSUs"), and performance-based restricted stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. On  December 31, 2023, 4,679,306 shares of Common Stock remained available for future issuance under the 2021 Plan. On June 6, 2023, the Company granted 1,000,000 time-based RSUs and 1,520,000 PSUs to its new President and Chief Executive Officer. These awards were granted outside of the 2021 Plan as employment inducement awards and did not require shareholder approval under the rules of the NYSE or otherwise.

Restricted Stock Awards

RSUs and PSU are collectively referred to as “Restricted Stock Awards”. The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On  December 31, 2023, there was $9,071 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 2.3 years.

The weighted-average grant-date fair value of Restricted Stock Awards granted during the years ended December 31, 2023, 2022, and 2021, was $2.60, $5.87 and $12.06, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock was $4,231 for the year ended December 31, 2023.

	Unvested Restricted Stock Awards
		Weighted Average
	Number of RSAs	Grant Date Fair Value
Balance on December 31, 2022	1,108,330	$9.43
Granted (1)	4,954,177	2.60
Vested	(823,337)	4.96
Forfeited	(334,369)	8.19
Balance on December 31, 2023	4,904,801	$2.86

(1) Includes 1.0 million PSUs subject to the Company achieving certain Adjusted EBITDA and sales performance targets during each of fiscal years 2023, 2024, and 2025. The criteria are based on a range of these performance targets in which participants may earn between 0% to 150% of the base number of awards granted. The weighted average grant date fair value of these PSUs was $1.98. The Company assesses the attainment of target payout rates each reporting period. Equity-based compensation expense is recognized for awards deemed probable of vesting.

Performance-based Restricted Stock Units

The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 8, 2023, the Company granted 949,412 PSUs to key employees with a grant date fair value of $1.98 and on May 8, 2023, granted an additional 8,050 PSUs with a grant data fair value of $2.43. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

On June 6, 2023, the Company granted 1,520,000 PSUs to its new President and Chief Executive Officer as an employment inducement award. These shares are potentially issuable in the future based on a combination of achievement of certain stock price metrics and service requirements through the expiration date of December 31, 2030. Share-based compensation expense will not be adjusted solely because the market condition is not satisfied, and the award is therefore not earned, provided the requisite service is rendered. The fair value of this award was determined as of the date of the grant using a Monte Carlo valuation model with the following assumptions:

For the year ended
December 31, 2023
Expected volatility	60.5%
Expected dividend	—
Risk-free interest rate	3.67%

The Company's estimates of fair value may be impacted by certain variables including, but not limited to, stock price volatility, the risk-free interest rate, expected dividend yields, and the Company's performance. Expected volatility is based on a size and leverage-adjusted peer volatility estimate since the Company has limited historical volatility. The expected dividend yield is assumed to be zero since the Company has never paid dividends and does not have current plans to pay any dividends. The risk-free interest rate is based on a term-matched zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the valuation date.

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. On  December 31, 2023, there was $893 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 0.9 years.

The following table presents a summary of stock option activity for the year ended December 31, 2023:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Stock Options	Exercise Price	Term (years)	(in millions)
Options outstanding on December 31, 2022	1,709,690	$10.97
Forfeited	(628,770)	11.12
Expired	(194,874)	10.50
Options outstanding on December 31, 2023	886,046	$10.97	7.33	$—
Options exercisable on, December 31, 2023	512,370	$10.79	6.94	$—

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021, was $4.65 and $3.88, respectively. The fair value of each stock option granted in 2022 and 2021 was estimated on the grant date using a Black-Scholes option pricing model with the following assumptions:

	For the years ended December 31,
	2022	2021
Weighted-average expected term	6.0 years	6.0 years
Expected volatility	36.0% - 40.0%	40.3%
Expected dividend	—	—
Risk-free interest rate	1.98% - 3.06%	0.94%

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

Profit Interest Units

The Holley Stockholder authorized an incentive pool of 41,400,000 units of Holley Stockholder that its management had the right to grant to certain employees of the Company. The units, which are designated as Profit Interest Units (“PIU's”), are a special type of limited liability company equity unit that allows the recipient to potentially participate in a future increase in the value of the Company. The PIUs were issued for no consideration and generally provided for vesting over a requisite service period, subject to the recipient remaining an employee of the Company through each vesting date. Compensation expense related to PIUs is recorded based on the grant-date fair value over the requisite service period. For the years ended December 31, 2022 and 2021, 36,506,814 and 1,693,804 PIUs vested with total grant-date fair values of $20,276 and $535, respectively.

In October 2022, the Holley Stockholder amended the vesting criteria to allow for immediate vesting of all outstanding and unvested PIUs. The changes to these awards were deemed to be modification events under ASC Subtopic 718-10, Stock Compensation. Accordingly, during the year ended December 31, 2022, the Company recognized a cumulative adjustment of $11,351, including incremental fair value resulting from the modification, as applicable to each award grant, presented in selling, general and administrative expenses. At that time all PIUs were fully vested with no remaining unrecognized compensation cost, and there are no remaining PIUs authorized for issuance.

Prior to October 2022, the Holley Stockholder's had granted 24,074,944 PIUs that contained certain performance vesting criteria related to the attainment of specified levels of return for certain other investors in the Holley Stockholder and the occurrence of certain events. Compensation expense for these performance-based awards was not recognized prior to the early vesting date, as meeting the necessary performance conditions for vesting was not considered probable. The early vesting of these awards was classified as a Type III: Improbable to Probable modification event under ASC Subtopic 718-10, and the fair value of the modified awards was estimated on the modification date using a Black-Scholes option pricing model. The fair value of PIUs was estimated on the grant date with the following assumptions:

	For the years ended December 31,
	2022	2021
Weighted-average expected term	3.0 years	2.0 years
Expected volatility	65.0%	55.0%
Expected dividend	—	—
Risk-free interest rate	4.3%	0.3%

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

The components of share-based compensation expense, included within selling, general and administrative costs in the consolidated statements of comprehensive income, is as follows:

	For the years ended December 31,
	2023	2022	2021
Restricted stock units	$4,371	$4,304	$1,070
Performance stock units	2,343	—	—
Stock options	577	2,349	824
Profit interest units	—	17,742	3,069

16.	LEASE COMMITMENTS

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

The following table summarizes operating lease assets and obligations and provides information associated with the measurement of operating lease obligations:

	December 31,
	2023	2022
Assets:
Operating right of use assets	$29,250	$29,522
Liabilities:
Current operating lease liabilities - Accrued liabilities	$4,948	$5,112
Long-term operating lease liabilities - Other noncurrent liabilities	25,177	24,992
Total lease liabilities	$30,125	$30,104
Lease term and discount rate
Weighted average remaining lease term (in years)	7.2	7.9
Weighted average discount rate	6.21%	5.77%

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the years ended December 31,
	2023	2022
Components of lease expense:
Operating lease expense	$6,629	$7,294
Short-term lease expense	1,953	2,402
Variable lease expense	314	763
Total lease expense	$8,896	$10,459
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$7,024	$7,311
Right-of-use assets obtained in exchange for new operating lease liabilities	6,531	13,942
Decapitalization of right-of-use assets upon lease termination or modification	1,320	12,658

The short-term lease expense for the period does not reasonably reflect the Company's short-term lease commitments. The Company's short-term lease commitments as of December 31, 2023, were approximately $540.

The following table summarizes the maturities of the Company's operating lease liabilities on  December 31, 2023:

2024	$6,651
2025	5,202
2026	4,715
2027	4,695
2028	4,442
Thereafter	11,918
Total lease payments	37,623
Less imputed interest	(7,498)
Present value of lease liabilities	$30,125

For the year ended December 31, 2021, total rent expense under operating leases approximated $8,412.

17.	MAJOR RESELLER CUSTOMERS

The Company's reseller customers include many large and well-known automotive parts retailers and distributors. The following table summarizes resellers that individually account for more than 5% of the Company’s net sales in any of the periods presented:

	For the years ended December 31,
	2023	2022	2021
Customer A	21.4%	19.2%	19.3%

The following reseller customers accounted for 10% or more of the Company’s account receivable balance in any of the periods presented:

	December 31,
	2023	2022
Customer A	16.4%	11.3%

18.	ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes total acquisition, restructuring and management fee costs:

	For the years ended December 31,
	2023	2022	2021
Acquisitions (1)	$—	$1,887	$5,074
Restructuring (2)	2,641	2,626	1,421
Management fees (3)	—	—	25,789
Earn out adjustment (4)	—	—	17,173
Total acquisition and restructuring costs	$2,641	$4,513	$49,457

(1)	Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to acquisitions.
(2)

Includes costs incurred as part of the restructuring of operations including professional and consulting services and executive severance. 2023 includes executive severance cost of $591, of which $407 was paid during the year and $184 remained accrued as of December 31, 2023.

(3)	Includes acquisition costs and management fees paid to Sentinel Capital Partners, including a fee of $23,275 paid in 2021 upon the Closing of the Business Combination.
(4)	A fair value adjustment to the contingent consideration payable from the Simpson acquisition.

19.	COMMITMENTS AND CONTINGENCIES

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

A putative securities class action was filed on November 6, 2023, against the Company, Tom Tomlinson (the Company’s former Director, President, and Chief Executive Officer), and Dominic Bardos (the Company’s former Chief Financial Officer) in the United States District Court for the Western District of Kentucky (the “Complaint”) and is captioned City of Fort Lauderdale General Employees’ Retirement System v. Holley, Inc., f/k/a Empower LTD., Tom Tomlinson, and Dominic Bardos, Civil Action No. 1:23-cv-148-S.

On February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between July 21, 2021 and February 6, 2023.  Lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief.

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

	For the years ended December 31,
	2023	2022	2021
Beginning balance	$3,584	$3,994	$3,989
Accrued for current year warranty claims	11,362	12,261	10,185
Settlement of warranty claims	(11,621)	(12,671)	(10,180)
Ending balance	$3,325	$3,584	$3,994

Exhibit Index

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC and Holley Intermediate Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Amended and Restated Bylaws of the Company, dated August 8, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2023).
4.1	Description of Securities.
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

10.6	#Severance Agreement and General Release, dated March 28, 2023, by and between Holley Intermediate Holdings LLC and Thomas W. Tomlinson (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023).
10.7	#Employment Agreement, dated as of March 30, 2022, by and between Holley Inc. and Carly Kennedy (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2023).
10.8	#Offer Letter, dated as of November 8, 2022, by and between Holley Performance Products, Inc. and Brian Appelgate (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2023).
10.9	#Form of Indemnification Agreement of Holley Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.10	#Form of Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
10.11	#Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
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

10.15	Amendment No. 1 to Credit Agreement, dated as of March 3, 2023, by and among the Company. and certain of its subsidiaries as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and other lender parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2023).
10.16	Amendment No. 2 to Credit Agreement, dated as of April 20, 2023, by and among the Company and certain of it s subsidiaries, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and other lender parties thereto (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023)
10.17

Amended and Restated Forward Purchase Agreement, dated as of March 11, 2021, by and between Empower Ltd. and Empower Funding LLC. as assigned to MidOcean Partners V, L.P. and MidOcean Partners V, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-255133), filed with the SEC on April 8, 2021.

10.18

Form of Subscription Agreement, by and between Empower and the Subscriber party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

10.19

Sponsor Agreement, dated as of March 11, 2021, by and among Empower Ltd., Empower Sponsor Holdings LLC, and Holley Parent Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

10.20	#Indemnity Agreement, dated October 9, 2020, between Empower and Matthew Rubel (incorporated by reference to Exhibit 10.7 of Empower’s Form 10-K, filed with the SEC on March 8, 2021).
10.21	#Form of Performance Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2023).
10.22

#Inducement Award Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (File No. 333-272436) filed with the SEC on June 6, 2023).

10.23

#Inducement Award Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 of the Company's Registration Statement on Form S-8 (File No. 333-272436) filed with the SEC on June 6, 2023).

10.24

#Letter Agreement, dated February 20,2023, by and between the Company and Michelle Gloeckler (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023).

21.1	Subsidiaries of Holley Inc.
23.1	Consent of Grant Thornton LLP.
24.1	Power of attorney (included in the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	#Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#   Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Matthew Stevenson
Matthew Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

March 14, 2024

/s/ Jesse Weaver
Jesse Weaver
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 14, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew Stevenson
	Matthew Stevenson	Director, President and Chief Executive Officer (principal executive officer)	March 14, 2024

/S/	Jesse Weaver
	Jesse Weaver	Chief Financial Officer (principal financial and accounting officer)	March 14, 2024

/S/	Michelle Gloeckler
	Michelle Gloeckler	Director	March 14, 2024

/S/	James Coady
	James Coady	Director	March 14, 2024

/S/	Owen Basham
	Owen Basham	Director	March 14, 2024

/S/	Anita Sehgal
	Anita Sehgal	Director	March 14, 2024

/S/	Graham Clempson
	Graham Clempson	Director	March 14, 2024

/S/	Matthew Rubel
	Matthew Rubel	Director and Executive Chairman	March 14, 2024

/S/	Ginger Jones
	Ginger Jones	Director	March 14, 2024