Form 10-Q
period 2024-03-31
Holley Inc.
filed 2024-05-08
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 119,311,341 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of May 1, 2024.

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

•

respond to the impact of geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), the interruption from catastrophic events and problems such as terrorism, and public health crises;

•	maintain key strategic relationships with partners and resellers;

•	anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures;

•	enhance future operating and financial results, whether through anticipated organic or external growth initiatives or through the implementation of cost savings initiatives;

•	respond to uncertainties associated with product and service development and market acceptance;

•	anticipate and manage through increased constraints in consumer demand and/or shifts in the mix of products sold;

•	attract and retain qualified employees and key personnel;

•	protect and enhance the Company’s corporate reputation and brand awareness;

•	recognition of goodwill and other intangible asset impairment charges;

•	effectively respond to general economic and business conditions;

•	acquire and protect intellectual property;

•	collect, store, process and use personal and payment information and other consumer data;

•	comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;

•	manage the impact of any security breaches, cyber-attacks, or other cybersecurity threats or incidents, or the failure of any key information technology systems;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	obtain additional capital, including through the sale of equity or debt securities;

•	manage to finance operations on an economically viable basis;

•	maintain Holley’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”) and warrants to purchase Common Stock ("Warrants");

•

comply with existing and/or future laws and regulations applicable to our business, including laws and regulations related to environmental health and safety and the recently issued required climate-related disclosures;

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

•

respond to other risks and factors, listed under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 14, 2024, and/or as disclosed in any subsequent filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$41,127	$41,081
Accounts receivable, less allowance for credit losses of $1,368 and $1,577 respectively	48,721	48,360
Inventory	184,016	192,260
Prepaids and other current assets	15,944	15,665
Total current assets	289,808	297,366
Property, plant, and equipment, net	46,376	47,206
Goodwill	419,056	419,056
Other intangibles assets, net	406,896	410,465
Right-of-use assets	28,481	29,250
Other noncurrent assets	1,117	—
Total assets	$1,191,734	$1,203,343
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$50,258	$43,692
Accrued interest	442	455
Accrued liabilities	43,580	42,129
Current portion of long-term debt	7,444	7,461
Total current liabilities	101,724	93,737
Long-term debt, net of current portion	560,112	576,710
Warrant liability	5,256	8,383
Earn-out liability	2,830	3,479
Deferred taxes	51,631	53,542
Other noncurrent liabilities	25,266	26,341
Total liabilities	746,819	762,192
Commitments and contingencies (Refer to Note 15 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 118,311,341 and 117,707,280 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	374,089	373,869
Accumulated other comprehensive loss	(896)	(710)
Retained earnings	71,710	67,980
Total stockholders' equity	444,915	441,151
Total liabilities and stockholders' equity	$1,191,734	$1,203,343

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Net sales	$158,636	$172,205
Cost of goods sold	106,577	104,492
Gross profit	52,059	67,713
Selling, general, and administrative	32,996	30,017
Research and development costs	4,812	6,653
Amortization of intangible assets	3,436	3,679
Restructuring costs	615	1,339
Other operating expense (income)	(8)	51
Total operating expense	41,851	41,739
Operating income	10,208	25,974
Change in fair value of warrant liability	(3,127)	1,435
Change in fair value of earn-out liability	(649)	428
Loss on early extinguishment of debt	141	—
Interest expense, net	11,004	18,298
Total non-operating expense	7,369	20,161
Income before income taxes	2,839	5,813
Income tax expense (benefit)	(891)	1,566
Net income	$3,730	$4,247
Comprehensive income:
Foreign currency translation adjustment	(186)	(199)
Total comprehensive income	$3,544	$4,048
Common Share Data:
Weighted average common shares outstanding - basic	117,871,829	117,153,525
Weighted average common shares outstanding - diluted	119,505,330	117,244,762
Basic net income per share	$0.03	$0.04
Diluted net income per share	$0.03	$0.04

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
			Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	117,147,997	$12	$368,122	$(944)	$48,800	$415,990
Net income	—	—	—	—	4,247	4,247
Equity compensation	—	—	394	—	—	394
Foreign currency translation	—	—	—	(199)	—	(199)
Tax withholding related to vesting of restricted stock units	—	—	(34)	—	—	(34)
Issuance of shares for restricted stock units	24,219	—	—	—	—	—
Balance at April 2, 2023	117,172,216	$12	$368,482	$(1,143)	$53,047	$420,398

Balance at December 31, 2023	117,707,280	$12	$373,869	$(710)	$67,980	$441,151
Net income	—	—	—	—	3,730	3,730
Equity compensation	—	—	1,141	—	—	1,141
Foreign currency translation	—	—	—	(186)	—	(186)
Tax withholding related to vesting of restricted stock units	—	—	(921)	—	—	(921)
Issuance of shares for restricted stock units	604,061	—	—	—	—	—
Balance at March 31, 2024	118,311,341	$12	$374,089	$(896)	$71,710	$444,915

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
OPERATING ACTIVITIES:
Net income	$3,730	$4,247
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,464	2,485
Amortization of intangible assets	3,436	3,679
Amortization of deferred loan costs	436	445
Amortization of right of use assets	1,421	1,371
Fair value adjustments to warrant liability	(3,127)	1,435
Fair value adjustments to earn-out liability	(649)	428
Fair value adjustments to interest rate collar	(2,281)	3,020
Equity compensation	1,141	394
Change in deferred taxes	(1,911)	(2,302)
Loss on early extinguishment of long-term debt	141	-
Gain on disposal of property, plant and equipment	(514)	(252)
Provision for inventory reserves	10,338	2,735
Provision for credit losses	76	436
Change in operating assets and liabilities:
Accounts receivable	(467)	(9,623)
Inventories	(2,257)	1,899
Prepaids and other current assets	(302)	146
Accounts payable	6,599	(7,611)
Accrued interest	(13)	(86)
Accrued and other liabilities	582	793
Net cash provided by operating activities	18,843	3,639
INVESTING ACTIVITIES:
Capital expenditures	(1,265)	(1,001)
Proceeds from the disposal of fixed assets	174	318
Net cash used in investing activities	(1,091)	(683)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(16,748)	(7,284)
Deferred financing fees	—	(1,117)
Payments from stock-based award activities	(921)	(34)
Net cash used in financing activities	(17,669)	(8,435)
Effect of foreign currency rate fluctuations on cash	(37)	145
Net change in cash and cash equivalents	46	(5,334)
Cash and cash equivalents:
Beginning of period	41,081	26,150
End of period	$41,127	$20,816
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,307	$14,919
Cash paid for income taxes	—	2,500

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

The Company designs, manufactures and distributes high-performance automotive products to car and truck enthusiasts primarily in the United States, Canada and Europe. The Company is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, nitrous oxide injection systems, superchargers, exhaust headers, mufflers, distributors, ignition components, engine tuners and automotive performance plumbing products. The Company is also a leading manufacturer of exhaust products as well as shifters, converters, transmission kits, transmissions, tuners and automotive software. The Company’s products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and drivability. The Company has locations in the United States, Canada, Italy and China.

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

Risks and Uncertainties

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions, as well as by geopolitical events, including the conflict in Ukraine, the conflict in the Middle East, and the possible expansion of such conflicts and potential geopolitical consequences. The Company's business is impacted by various economic factors that affect both consumers and the automotive aftermarket industry, including by not limited to inflation, fuel costs, wage rates, supply chain disruptions, hiring, and other economic conditions. In response to inflationary impacts and supply chain disruptions, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and increased attention to maintaining appropriate inventory levels in the distribution channel. The Company's profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increase our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or “GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended  December 31, 2023, as filed with the SEC on March 14, 2024, in the Company’s annual report on Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The Company operates on a fiscal year that ends on  December 31. The three-month periods ended March 31, 2024 and April 2, 2023 each included 13 weeks.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Recent Accounting Pronouncements

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

2.	INVENTORY

Inventories of the Company consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Raw materials	$57,416	$63,552
Work-in-process	6,145	22,619
Finished goods	120,455	106,089
	$184,016	$192,260

During the 13-week period ended March 31, 2024, the Company recognized inventory charges of $9,713, primarily due to product rationalization initiatives aimed at eliminating unprofitable or slow-moving stock keeping units.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Land	$3,326	$3,326
Buildings and improvements	11,576	11,404
Machinery and equipment	73,774	73,332
Construction in process	6,790	6,224
Total property, plant and equipment	95,466	94,286
Less: accumulated depreciation	49,090	47,080
Property, plant and equipment, net	$46,376	$47,206

The Company’s long-lived assets by geographic locations are as follows:

	As of
	March 31, 2024	December 31, 2023
United States	$43,861	$44,931
International	2,515	2,275
Total property, plant and equipment, net	$46,376	$47,206

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. There were no changes to goodwill during the 13-week period ended March 31, 2024.

No goodwill impairment charges were incurred during the 13-week period ended March 31, 2024 and April 2, 2023. Potential changes in the Company's costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Intangible assets consisted of the following:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(58,620)	$211,330
Tradenames	13,775	(5,750)	8,025
Technology	26,676	(14,167)	12,509
Total finite-lived intangible assets	$310,401	$(78,537)	$231,864

Indefinite-lived intangible assets:
Tradenames	$175,032	—	$175,032

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(55,732)	$214,218
Tradenames	13,775	(5,569)	8,206
Technology	26,676	(13,800)	12,876
Total finite-lived intangible assets	$310,401	$(75,101)	$235,300

Indefinite-lived intangible assets:
Tradenames	$175,165	—	$175,165

The following outlines the estimated future amortization expense related to intangible assets held as of March 31, 2024:

2024 (excluding the thirteen weeks ended March 31, 2024)	$10,307
2025	13,713
2026	13,608
2027	13,602
2028	13,602
Thereafter	167,032
Total	$231,864

5.	ACCRUED LIABILITIES

Accrued liabilities of the Company consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Accrued freight	$6,010	$5,654
Accrued employee compensation and benefits	10,141	11,696
Accrued returns and allowances	12,072	11,267
Accrued taxes	1,581	1,475
Current portion of operating lease liabilities	4,476	4,948
Accrued other	9,300	7,089
Total accrued liabilities	$43,580	$42,129

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

6.	DEBT

Debt of the Company consisted of the following:

	As of
	March 31, 2024	December 31, 2023
First lien term loan due November 17, 2028	$575,862	$592,505
Revolver	—	—
Other	1,312	1,974
Less unamortized debt issuance costs	(9,618)	(10,308)
	567,556	584,171
Less current portion of long-term debt	(7,444)	(7,461)
	$560,112	$576,710

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

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $1,728 in outstanding letters of credit on March 31, 2024.

The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028 with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow greater than $5,000, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on the Company's results for 2023, no excess cash flow payment was required in 2024. Any such payments offset future mandatory quarterly payments. The Credit Agreement permits voluntary prepayments at any time, in whole or in part. The Company repurchased $15,000 outstanding principal on its first lien term loan at a discount to par during the 13-week period ended March 31, 2024.

As of March 31, 2024, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On March 31, 2024, the weighted average interest rate on the Company's borrowings under the credit facility was 9.2%.

The Company has entered into an interest rate collar in the notional amount of $500,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 8, "Derivative Instruments," for additional information.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, including a secured interest in the Company's headquarter, with a carrying value of $5,947. The Credit Agreement includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the quarter ending April 2, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending March 31, 2024 (the “Covenant Relief Period”). As of March 31, 2024, the required Total Leverage Ratio was5.75:1.00.As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $1,427 of deferred financing fees related to these amendments. On March 31, 2024, the Company was in compliance with all financial covenants.

Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

Future maturities of long-term debt and amortization of debt issuance costs as of March 31, 2024 are as follows:

	Debt	Debt Issuance Costs
2024 (excluding the thirteen weeks ended March 31, 2024)	$5,582	$1,307
2025	7,230	1,876
2026	6,571	2,034
2027	6,572	2,209
2028	551,219	2,192
	$577,174	$9,618

7.	COMMON STOCK WARRANTS AND EARN-OUT LIABILITY

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

The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of March 31, 2024 and  December 31, 2023, a warrant liability with a fair value of $5,256 and $8,383, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. A decrease of $3,127 and an increase of $1,435 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended March 31, 2024 and April 2, 2023, respectively.

Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of March 31, 2024 and  December 31, 2023, an earn-out liability with a fair value of $2,830 and $3,479, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. A decrease of $649 and an increase of $428 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended March 31, 2024 and April 2, 2023, respectively.

8.	DERIVATIVE INSTRUMENTS

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

As of March 31, 2024, the Company recognized a derivative asset of $1,117 for the Collar in other noncurrent assets on the condensed consolidated balance sheet. The Company recorded a net change in the fair value of the Collar as a decrease to interest expense of $2,281 and as an increase to interest expense of $3,020, for the 13-week periods ended March 31, 2024 and April 2, 2023, respectively. Cash receipts for the Collar totaled $469 for the 13-week period ended March 31, 2024.

The fair value of the Collar is determined using observable market-based inputs and the impact of credit risk on the derivative’s fair value (the creditworthiness of the Company’s counterparty for assets and the creditworthiness of the Company for liabilities) (a Level 2 measurement, as described in Note 9, "Fair Value Measurements").

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

9.	FAIR VALUE MEASUREMENTS

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate collar	$—	$1,117	$—	$1,117

Liabilities:
Warrant liability (Public)	$3,488	$—	$—	$3,488
Warrant liability (Private)	—	—	1,768	1,768
Earn-out liability	—	—	2,830	2,830
Total fair value liabilities	$3,488	$—	$4,598	$8,086

	Fair Value Measured on December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$5,480	$—	$—	$5,480
Warrant liability (Private)	—	—	2,903	2,903
Earn-out liability	—	—	3,479	3,479
Interest rate collar liability	—	1,164	—	1,164
Total fair value liabilities	$5,480	$1,164	$6,382	$13,026

As of March 31, 2024, the Company's derivative liabilities for its Private and Public Warrants, earn-out liability, and derivative asset for its Collar are measured at fair value on a recurring basis (see Note 7, “Common Stock Warrants and Earn-Out Liability,” and Note 8, "Derivative Instruments," for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent assets on the condensed consolidated balance sheet, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the Collar is recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability and changes in the fair value of the Collar are recognized in net cash provided by operating activities on the condensed consolidated statements of cash flows.

The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	March 31, 2024	December 31, 2023
Valuation date price	$4.46	$4.87
Strike price	$11.50	$11.50
Remaining life (in years)	2.29	2.54
Expected dividend	$—	$—
Risk-free interest rate	4.42%	4.01%
Price threshold	$18.00	$18.00

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	March 31, 2024	December 31, 2023
Valuation date price	$4.46	$4.87
Expected term (in years)	4.29	4.54
Expected volatility	65.22%	67.20%
Risk-free interest rate	4.17%	3.79%
Price hurdle	$15.00	$15.00

As of March 31, 2024 and  December 31, 2023, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 liabilities during the 13-week periods ended March 31, 2024 and April 2, 2023 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2022	$1,581	$1,176	$2,757
Losses included in earnings	518	428	946
Balance at April 2, 2023	$2,099	$1,604	$3,703

Balance at December 31, 2023	$2,903	$3,479	$6,382
Gains included in earnings	(1,135)	(649)	(1,784)
Balance at March 31, 2024	$1,768	$2,830	$4,598

10.	REVENUE

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 365 days. The Company elected the practical expedient to disregard the possible existence of a significant financing component related to payment on contracts, as the Company expects that customers will pay for the products within one year. The Company has evaluated the terms of our arrangements and determined that they do not contain significant financing components. Additionally, as all contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period. The Company provides limited warranties on most of its products against certain manufacturing and other defects. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 15, “Commitments and Contingencies” for more information.

The following table summarizes total revenue by product category.

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Electronic systems	$63,880	$68,751
Mechanical systems	38,395	43,318
Exhaust	13,990	15,829
Accessories	23,384	27,465
Safety	18,987	16,842
Net sales	$158,636	$172,205

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
United States	$153,325	$166,418
Italy	5,311	5,787
Net sales	$158,636	$172,205

11.	INCOME TAXES

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

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Income tax expense (benefit)	$(891)	$1,566
Effective tax rate	(31.4)%	26.9%

For the 13-week period ended March 31, 2024, the Company's effective tax rate of -31.4% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the Company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature; therefore, the full tax benefit of these expenses were recorded during the quarter as a discrete adjustment. For the 13-week period ended April 2, 2023, the Company’s effective tax rate of 26.9% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in the fair value of the warrant and earn-out liabilities recognized during the period.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

12.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Numerator:
Net income	$3,730	$4,247
Denominator:
Weighted average common shares outstanding - basic	117,871,829	117,153,525
Dilutive effect of potential common shares from RSUs	1,429,198	91,237
Dilutive effect of potential common shares from PSUs	204,303	—
Weighted average common shares outstanding - diluted	119,505,330	117,244,762
Earnings per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

The following outstanding shares of Common Stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Warrants to purchase shares of Common Stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311
Stock options	701,849	1,117,102
Restricted stock units	61,470	429,948
Performance stock units	797,879	949,412
Unvested Earn-Out Shares	1,093,750	1,093,750
Total anti-dilutive shares	17,288,259	18,223,523

13.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. As of March 31, 2024, 4,754,499 shares of Common Stock remained available for future issuance under the 2021 Plan. On June 6, 2023, the Company granted 1,000,000 RSUs and 1,520,000 PSUs to its new President and Chief Executive Officer. These awards were granted outside of the 2021 Plan as employment inducement awards and did not require shareholder approval under the rules of the NYSE or otherwise.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Restricted stock units	$774	$648
Performance stock units	390	52
Stock options	(23)	(306)

All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Restricted Stock Awards

RSUs and PSUs are collectively referred to as "Restricted Stock Awards". The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On  March 31, 2024, there was $8,977 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 2.4 years.

The weighted-average grant-date fair value of Restricted Stock Awards granted during the 13-week periods ended March 31, 2024 and April 2, 2023, was $4.25 and $2.11, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock during the 13-week periods ended March 31, 2024 and April 2, 2023, was $3,364 and $146, respectively.

The following table summarizes Restricted Stock Award for the 13-week period ended March 31, 2024:

	Unvested Restricted Stock Awards
		Weighted Average
	Number of RSAs	Grant Date Fair Value
Balance on December 31, 2023	4,904,801	$2.86
Granted	803,080	4.25
Vested	(819,876)	2.61
Forfeited	(478,261)	3.13
Balance on March 31, 2024	4,409,744	$3.13

Performance-based Restricted Stock Units

The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 4, 2024, the Company granted 340,895 PSUs under the 2021 Plan to key employees with a grant date fair value of $4.22 and on March 18, 2024, the Company granted an additional 26,020 PSUs with a grant data fair value of $4.25. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of March 31, 2024, there was $364 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 0.8 years.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following table summarizes stock option activity for the 13-week period ended March 31, 2024:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Stock Options	Exercise Price	Term (years)
Options outstanding on December 31, 2023	886,046	$10.97
Forfeited	(134,066)	11.03
Expired	(50,131)	10.76
Options outstanding on March 31, 2024	701,849	$10.98	4.95
Options exercisable on March 31, 2024	535,805	$11.00	4.12

14.	LEASE COMMITMENTS

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

	As of
	March 31, 2024	December 31, 2023
Assets:
Operating right of use assets	$28,481	$29,250
Liabilities:
Current operating lease liabilities - Accrued liabilities	$4,476	$4,948
Long-term operating lease liabilities	25,266	25,177
Total lease liabilities	$29,742	$30,125
Lease term and discount rate
Weighted average remaining lease term (in years)	7.2	7.2
Weighted average discount rate	6.35%	6.21%

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Components of lease expense:
Operating lease expense	$2,145	$1,586
Short-term lease expense	428	512
Variable lease expense	80	152
Total lease expense	$2,653	$2,250
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,849	$1,751
Right-of-use assets obtained in exchange for new operating lease liabilities	2,014	—
Decapitalization of right-of-use assets upon lease termination or modification	1,360	—

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following table summarizes the maturities of the Company's operating lease liabilities as of March 31, 2024:

2024 (excluding the thirteen weeks ended March 31, 2024)	$4,857
2025	5,289
2026	4,814
2027	4,807
2028	4,568
Thereafter	12,896
Total lease payments	37,231
Less imputed interest	(7,489)
Present value of lease liabilities	$29,742

15.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a party to various lawsuits and claims in the normal course of business, as well as the putative securities class action described below. While the lawsuits and claims against the Company cannot be predicted with certainty, management believes that the ultimate resolution of such matters will not have a material effect on the consolidated financial position or liquidity of the Company; however, in light of the inherent uncertainties involved in such lawsuits and claims, some of which  may be beyond the Company’s control, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period. The Company has established loss provision for matters in which losses are probable and can be reasonably estimated. Although management will continue to reassess the estimated liability based on future developments, an objective assessment of such claims may not always be predictive of the outcome and actual results may vary from current estimates.

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

On  February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between  July 21, 2021 and  February 6, 2023. On April 26, 2024, lead plaintiff filed an amended complaint, adding Vinod Nimmagadda (the Company’s Executive Vice President of Corporate Development and New Ventures) as a defendant. Lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief. The Company’s response to the amended complaint is due by June 28, 2024.

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

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Beginning balance	$3,325	$3,584
Accrued for current year warranty claims	3,343	2,954
Settlement of warranty claims	(1,897)	(3,357)
Ending balance	$4,771	$3,181

Employee Savings Plans

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code that covers United States-based employees.United States-based eligible employees may contribute up to the current statutory limits under the Internal Revenue Service regulations. Holley matches employee contributions to the 401(k) Plan up to 3.5% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance targets. The Company also has defined-contribution saving plan for Canada-based employees. Canada-based eligible employees may contribute up to the current statutory limits for a Registered Retirement Savings Plan. Holley matches employee contributions to the Group Savings Plan up to 3.0% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance targets.

During the 13-week periods ended March 31, 2024 and April 2, 2023, the Company made matching contributions under the savings plans totaling $616 and $575, respectively.

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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed above, under the caption, "Cautionary Note Regarding Forward-Looking Statements," in this Quarterly Report on Form 10-Q, under the caption, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024, and in our subsequent filings with the SEC.

Business Environment

Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions, as well as by geopolitical events, including the conflict in Ukraine, the conflict in the Middle East, and the possible expansion of such conflicts and potential geopolitical consequences. Our business is impacted by various economic factors that affect both consumers and the automotive industry, including by not limited to inflation, fuel costs, wage rates, supply chain disruptions, hiring, and other economic conditions. In response to inflationary impacts and supply chain disruptions, we have attempted to minimize potential adverse impacts on our business with cost savings initiatives, price increases to customers, and increased attention to maintaining appropriate inventory levels in the distribution channel. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increase our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if our attempt to mitigate the impact on our supply chain, operations and costs is not successful, our business, results of operations and financial condition may be adversely affected.

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

Restructuring Costs

Restructuring costs include charges attributable to operational restructuring and integration activities, including professional and consulting services; termination related benefits; facilities relocation; and executive transition costs.

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of March 31, 2024, $575.9 million was outstanding under our Credit Agreement.

Results of Operations

13-Week Period Ended March 31, 2024 Compared With 13-Week Period Ended April 2, 2023

The table below presents Holley’s results of operations for the 13-week periods ended March 31, 2024 and April 2, 2023 (dollars in thousands):

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023	Change ($)	Change (%)
Net sales	$158,636	$172,205	$(13,569)	(7.9)%
Cost of goods sold	106,577	104,492	2,085	2.0%
Gross profit	52,059	67,713	(15,654)	(23.1)%
Selling, general, and administrative	32,996	30,017	2,979	9.9%
Research and development costs	4,812	6,653	(1,841)	(27.7)%
Amortization of intangible assets	3,436	3,679	(243)	(6.6)%
Restructuring costs	615	1,339	(724)	(54.1)%
Other operating expense	(8)	51	(59)	n/a
Operating income	10,208	25,974	(15,766)	(60.7)%
Change in fair value of warrant liability	(3,127)	1,435	(4,562)	n/a
Change in fair value of earn-out liability	(649)	428	(1,077)	n/a
Loss on early extinguishment of debt	141	—	141	n/a
Interest expense	11,004	18,298	(7,294)	(39.9)%
Income before income taxes	2,839	5,813	(2,974)	(51.2)%
Income tax expense (benefit)	(891)	1,566	(2,457)	(156.9)%
Net income	3,730	4,247	(517)	(12.2)%
Foreign currency translation adjustment	(186)	(199)	13	(6.5)%
Total comprehensive income	$3,544	$4,048	$(504)	(12.5)%

Net Sales

Net sales for the 13-week period ended March 31, 2024 decreased $13.6 million, or 7.9%, to $158.6 million, as compared to $172.2 million for the 13-week period ended April 2, 2023. Lower sales volume resulted in a decrease of approximately $16.7 million, offset partially by improved price realization of approximately $3.1 million compared to the prior year period. Major categories driving the comparable year-over-year results include a decrease in mechanical systems sales of $4.9 million (11.4% category decline), a decrease in electronic systems sales of $4.9 million (7.1% category decline), and a decrease in accessories sales of $4.1 million (14.9% category decline).

Cost of Goods Sold

Cost of goods sold for the 13-week period ended March 31, 2024 increased $2.1 million, or 2.0%, to $106.6 million, as compared to $104.5 million for the 13-week period ended April 2, 2023. The increase in cost of goods sold in 2024, a period in which product sales decreased 7.9%, was impacted by $9.1 million of product rationalization initiatives that are part of a portfolio transformation aimed at eliminating unprofitable or slow-moving stock keeping units ("SKUs"). Lower freight costs partially offset the impact of these charges.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended March 31, 2024 decreased  $15.7 million, or 23.1%, to $52.1 million, as compared to $67.7 million for the 13-week period ended April 2, 2023. Gross margin for the 13-week period ended March 31, 2024 was  32.8% as compared to a gross margin of 39.3% for the 13-week period ended April 2, 2023. Gross profit margin declined primarily due to inventory charges driven by product rationalization initiatives, which was partially offset by improvements in freight costs. After adjusting for the $9.1 million of product rationalization and $0.6 million in other inventory charges, Adjusted Gross Margin for the quarter was 38.9% for the 13-week period ended March 31, 2024 compared to  39.3% for the  13-week period ended April 2, 2023.  Gross profit was also negatively affected by lower sales volume.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended March 31, 2024 increased $3.0 million, or 9.9%, to $33.0 million, as compared to $30.0 million for the 13-week period ended April 2, 2023. Selling, general and administrative costs expressed as a percentage of sales increased to 20.8% for the 13-week period ended March 31, 2024 compared to 17.4% for the 13-week period ended April 2, 2023. The increase in selling, general and administrative costs was driven by $0.7 million increase in equity compensation, a $2 million reserve related to litigation settlements, and certain costs incurred for advisory services related to identifying performance initiatives. These increases were partially offset by lower outbound shipping and handling costs.

Research and Development Costs

Research and development costs for the 13-week period ended March 31, 2024 decreased to $4.8 million as compared to $6.7 million for the 13-week period ended April 2, 2023, primarily due to headcount reductions, reflecting the implementation of cost-saving initiatives.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $3.4 million for the 13-week period ended March 31, 2024 compared to $3.7 million for the 13-week period ended April 2, 2023.

Restructuring Costs

Restructuring costs for the 13-week period ended March 31, 2024 decreased by $0.7 million to $0.6 million, as compared to $1.3 million for the 13-week period ended April 2, 2023, reflecting a reduction in restructuring and integration activities associated with acquisitions.

Operating Income

As a result of factors described above, operating income for the 13-week period ended March 31, 2024 decreased $15.8 million, or 60.7%, to $10.2 million, as compared to $26.0 million for the 13-week period ended April 2, 2023.

Change in Fair Value of Warrant Liability

For the 13-week period ended March 31, 2024, we recognized a gain of $3.1 million from the change in fair value of the warrant liability. For the 13-week period ended April 2, 2023, we recognized a loss of $1.4 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 13-week period ended March 31, 2024, we recognized a gain of $0.7 million from the change in fair value of the earn-out liability. For the 13-week period ended April 2, 2023, we recognized a loss of $0.4 million, from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.

Interest Expense

Interest expense for the 13-week period ended March 31, 2024 decreased $7.3 million, or 39.9%, to $11.0 million, as compared to $18.3 million for the 13-week period ended April 2, 2023, reflecting lower outstanding debt balances and the positive impact of the interest rate collar, offset in part by a higher effective interest rate on outstanding debt.

Income before Income Taxes

As a result of factors described above, we recognized $2.8 million of income before income taxes for the 13-week period ended March 31, 2024, as compared to income before income taxes of $5.8 million for the 13-week period ended April 2, 2023.

Income Tax Expense (Benefit)

Income tax benefit for the 13-week period ended March 31, 2024 was $0.9 million, as compared to income tax expense of $1.6 million for the 13-week period ended April 2, 2023. Our effective tax rate for the 13-week period ended March 31, 2024 was -31.4%. The difference between the effective tax rate for the 13-week period ended March 31, 2024 and the federal statutory rate in 2024 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature, therefore, the full tax benefit of these expenses was recorded during first quarter 2024 as a discrete adjustment. The effective tax rate for the 13-week period ended April 2, 2023 was 26.9%. The difference between the effective tax rate and the federal statutory rate in 2023 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $3.7 million for the 13-week period ended March 31, 2024, as compared to net income of $4.3 million for the 13-week period ended April 2, 2023. Additionally, we recognized total comprehensive income of $3.5 million for the 13-week period ended March 31, 2024, as compared to total comprehensive income of $4.1 million for the 13-week period ended April 2, 2023. Comprehensive income includes the effect of foreign currency translation adjustments.

Non-GAAP Financial Measures

We present certain information with respect to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow as supplemental measures of our operating performance and believe that such non-GAAP financial measures are useful to investors in evaluating our financial performance and in comparing our financial results between periods because they exclude the impact of certain items that we do not consider indicative of our ongoing operating performance. We believe that the presentation of these non-GAAP financial measures enhances the usefulness of our financial information by presenting measures that management uses internally to establish forecasts, budgets and operational goals to manage and monitor our business. We believe that these non-GAAP financial measures help to depict a more realistic representation of the performance of our underlying business, enabling us to evaluate and plan more effectively for the future.

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from or included in these metrics are significant components in understanding and assessing our financial performance. These metrics should not be considered as alternatives to net income, gross profit, net cash provided by operating activities, or any other performance measures, as applicable, derived in accordance with GAAP.

Adjusted EBITDA

We define EBITDA as earnings before depreciation, amortization of intangible assets, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude, to the extent applicable, restructuring costs, which includes operational restructuring and integration activities, termination related benefits, facilities relocation, and executive transition costs; changes in the fair value of the warrant liability; changes in the fair value of the earn-out liability; equity-based compensation expense; inventory charges primarily due to product rationalization initiatives that are part of a portfolio transformation aimed at eliminating unprofitable or slow-moving SKUs; gain or loss on the early extinguishment of debt; notable items that we do not believe are reflective of our underlying operating performance, including litigation settlements and certain costs incurred for advisory services related to identifying performance initiatives; and other expenses or gains, which includes gains or losses from disposal of fixed assets, franchise taxes, and gains or losses from foreign currency transactions. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.

The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the 13-week periods ended March 31, 2024 and April 2, 2023 (dollars in thousands):

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Net income	$3,730	$4,247
Adjustments:
Depreciation	2,464	2,485
Amortization of intangible assets	3,436	3,679
Interest expense, net	11,004	18,298
Income tax expense	(891)	1,566
EBITDA	19,743	30,275
Change in fair value of warrant liability	(3,127)	1,435
Change in fair value of earn-out liability	(649)	428
Equity-based compensation expense	1,141	394
Inventory charges	9,713	—
Loss on early extinguishment of debt	141	—
Restructuring costs	615	1,339
Notable items	3,100	24
Other expense (gain)	(8)	51
Adjusted EBITDA	$30,669	$33,946
Net sales	$158,636	$172,205
Net income margin	2.4%	2.5%
Adjusted EBITDA Margin	19.3%	19.7%

Adjusted Gross Profit and Adjusted Gross Margin

We define adjusted gross profit as gross profit excluding inventory charges primarily due to product rationalization initiatives that are part of a portfolio transformation aimed at eliminating unprofitable or slow-moving SKUs. We define Adjusted Gross Margin as Adjusted Gross Profit divided by net sales.

The following unaudited table presents the reconciliation of gross profit, the most directly comparable GAAP measure, to Adjusted Gross Profit and Adjusted Gross Margin for the 13-week periods ended March 31, 2024 and April 2, 2023 (dollars in thousands):

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Gross profit	$52,059	$67,713
Adjust for: Inventory charges	9,713	—
Adjusted Gross Profit	$61,772	$67,713
Net sales	$158,636	$172,205
Gross margin	32.8%	39.3%
Adjusted Gross Margin	38.9%	39.3%

Adjusted Net Income and Adjusted Diluted EPS

We define Adjusted Net Income as earnings excluding the after-tax effect of changes in the fair value of the warrant liability, changes in the fair value of the earn-out liability, and gain or loss on the early extinguishment of debt. We define Adjusted Diluted EPS as Adjusted Net Income on a per share basis. Management uses these measures to focus on on-going operations and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results. We believe that using this information, along with net income and net income per diluted share, provides for a more complete analysis of the results of operations.

The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the 13-week periods ended March 31, 2024 and April 2, 2023 (dollars in thousands):

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Net income	$3,730	$4,247
Special items:
Adjust for: Change in fair value of Warrant liability	(3,127)	1,435
Adjust for: Change in fair value of earn-out liability	(649)	428
Adjust for: Loss on early extinguishment of debt	111	—
Adjusted Net Income (Loss)	$65	$6,110

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Net income per diluted share	$0.03	$0.04
Special items:
Adjust for: Change in fair value of Warrant liability	(0.03)	0.01
Adjust for: Change in fair value of earn-out liability	—	—
Adjust for: Loss on early extinguishment of debt	—	—
Adjusted Diluted EPS	$—	$0.05

We define Free Cash Flow as net cash provided by operating activities minus cash payments for capital expenditures, net of dispositions. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.

The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the 13-week periods ended March 31, 2024 and April 2, 2023 (dollars in thousands):

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Net cash provided by operating activities	$18,843	$3,639
Capital expenditures	(1,265)	(1,001)
Proceeds from the disposal of fixed assets	174	318
Free Cash Flow	$17,752	$2,956

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

As of March 31, 2024, the Company had cash of $41.1 million and availability of $123.3 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. As of March 31, 2024, the Company had $1.7 million in letters of credit outstanding under the revolving credit facility. In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increases the Total Leverage Ratio applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023, to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending March 31, 2024.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $5.3 million, including short term leases, due during the remainder of fiscal year 2024. See Note 14, "Lease Commitments" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.

Holley's capital expenditures are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $8 million to $12 million in fiscal year 2024.

See Note 6, "Debt" in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of March 31, 2024, based on the then current weighted average interest rate of 9.2%, expected interest payments associated with outstanding debt totaled approximately $39.7 million for the remainder of fiscal year 2024.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

13-week period ended March 31, 2024 Compared With 13-week period ended April 2, 2023

	For the thirteen weeks ended
	March 31, 2024	April 2, 2023
Cash flows provided by operating activities	$18,843	$3,639
Cash flows used in investing activities	(1,091)	(683)
Cash flows used in financing activities	(17,669)	(8,435)
Effect of foreign currency rate fluctuations on cash	(37)	145
Net (decrease) increase in cash and cash equivalents	$46	$(5,334)

Operating Activities. Net cash provided by operating activities for the 13-week period ended March 31, 2024 was $18.8 million compared to net cash provided by operating activities of $3.6 million for the 13-week period ended April 2, 2023. Significant changes in the year-over-year change in working capital activity included positive fluctuations from accounts payable of $14.2 million and accounts receivable of $9.2 million. Partially offsetting these increases were negative fluctuations in inventories of $4.2 million. The change in inventory reflects the impact of fluctuations in sales while changes in accounts payable and accounts receivable are impacted by the timing of payments and receipts.

Investing Activities. Cash used in investing activities for the 13-week periods ended March 31, 2024 and April 2, 2023 were $1.1 million and $0.7 million, respectively, due to capital expenditures.

Financing Activities. Cash used in financing activities for the 13-week period ended March 31, 2024 was $17.7 million, which primarily reflects $16.7 million in principal payments on long-term debt. The principal payments of long-term debt during the 13-week period ended March 31, 2024 include the repurchase of $15.0 million outstanding principal on the first lien term loan at a discount to par. Cash used in financing activities for the 13-week period ended April 2, 2023 was $8.4 million, which primarily reflects principal payments on long-term debt and deferred financing fees.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgements and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting estimates, refer to the section entitled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024. For further information see also Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collar is intended to mitigate some of the effects of increases in interest rates. As of March 31, 2024, a total of $575.9 million of term loan and revolver borrowings were subject to variable interest rates, with a weighted average borrowing rate of 9.2%. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.8 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $4.0 million decrease to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of March 31, 2024, the majority of the Company’s cash and cash equivalents consisted of cash balances in an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250 thousand. Holley maintains deposits in certain accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of March 31, 2024, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 4. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Litigation in Note 15 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1. Legal Proceedings.

Item 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 14, 2024. Such risks, uncertainties and other factors may cause our actual results, performance, and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

May 8, 2024