Form 10-Q
period 2024-06-30
Holley Inc.
filed 2024-08-07
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 119,777,222 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of August 5, 2024.

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

•	maintain key strategic relationships with partners and resellers;

•	anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures;

•	enhance future operating and financial results, whether through anticipated organic or external growth initiatives or through the implementation of cost savings initiatives;

•	respond to uncertainties associated with product and service development and market acceptance;

•	anticipate and manage through increased constraints in consumer demand and/or shifts in the mix of products sold;

•	attract and retain qualified employees and key personnel;

•	protect and enhance the Company’s corporate reputation and brand awareness;

•	recognition of goodwill and other intangible asset impairment charges;

•	effectively respond to general economic and business conditions;

•	acquire and protect intellectual property;

•	collect, store, process and use personal and payment information and other consumer data;

•	comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;

•	manage the impact of any security breaches, cyber-attacks, or other cybersecurity threats or incidents, or the failure of any key information technology systems;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	obtain additional capital, including through the sale of equity or debt securities;

•	finance operations on an economically viable basis;

•	maintain Holley’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”) and warrants to purchase Common Stock ("Warrants");

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of
	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$53,080	$41,081
Accounts receivable, less allowance for credit losses of $1,544 and $1,577 respectively	56,061	48,360
Inventory	173,518	192,260
Prepaids and other current assets	16,348	15,665
Assets held for sale	2,096	-
Total current assets	301,103	297,366
Property, plant, and equipment, net	43,491	47,206
Goodwill	419,056	419,056
Other intangibles assets, net	403,483	410,465
Right-of-use assets	29,767	29,250
Other noncurrent assets	1,191	—
Total assets	$1,198,091	$1,203,343
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$58,595	$43,692
Accrued interest	359	455
Accrued liabilities	41,130	42,129
Current portion of long-term debt	7,437	7,461
Total current liabilities	107,521	93,737
Long-term debt, net of current portion	548,698	576,710
Warrant liability	1,854	8,383
Earn-out liability	1,772	3,479
Deferred taxes	48,642	53,542
Other noncurrent liabilities	26,435	26,341
Total liabilities	734,922	762,192
Commitments and contingencies (Refer to Note 15 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 118,683,472 and 117,707,280 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	375,194	373,869
Accumulated other comprehensive loss	(852)	(710)
Retained earnings	88,815	67,980
Total stockholders' equity	463,169	441,151
Total liabilities and stockholders' equity	$1,198,091	$1,203,343

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales	$169,496	$175,262	$328,132	$347,467
Cost of goods sold	99,203	105,514	205,780	210,006
Gross profit	70,293	69,748	122,352	137,461
Selling, general, and administrative	34,570	29,101	67,566	59,118
Research and development costs	4,311	6,182	9,123	12,835
Amortization of intangible assets	3,435	3,674	6,871	7,353
Restructuring costs	(3)	352	612	1,691
Other operating expense	102	485	94	536
Total operating expense	42,415	39,794	84,266	81,533
Operating income	27,878	29,954	38,086	55,928
Change in fair value of warrant liability	(3,402)	2,017	(6,529)	3,452
Change in fair value of earn-out liability	(1,058)	961	(1,707)	1,389
Loss on early extinguishment of debt	—	—	141	—
Interest expense, net	13,178	9,899	24,182	28,197
Total non-operating expense	8,718	12,877	16,087	33,038
Income before income taxes	19,160	17,077	21,999	22,890
Income tax expense	2,055	4,098	1,164	5,664
Net income	$17,105	$12,979	$20,835	$17,226
Comprehensive income:
Foreign currency translation adjustment	44	272	(142)	73
Total comprehensive income	$17,149	$13,251	$20,693	$17,299
Common Share Data:
Weighted average common shares outstanding - basic	118,470,358	117,221,419	118,171,093	117,187,287
Weighted average common shares outstanding - diluted	119,261,236	117,868,922	119,383,282	117,556,657
Basic net income per share	$0.14	$0.11	$0.18	$0.15
Diluted net income per share	$0.14	$0.11	$0.17	$0.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
			Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2022	117,147,997	$12	$368,122	$(944)	$48,800	$415,990
Net income	—	—	—	—	4,247	4,247
Equity compensation	—	—	394	—	—	394
Foreign currency translation	—	—	—	(199)	—	(199)
Tax withholding related to vesting of restricted stock units	—	—	(34)	—	—	(34)
Issuance of shares for restricted stock units	24,219	—	—	—	—	—
Balance at April 2, 2023	117,172,216	$12	$368,482	$(1,143)	$53,047	$420,398
Net income	—	—	—	—	12,979	12,979
Equity compensation	—	—	1,806	—	—	1,806
Foreign currency translation	—	—	—	272	—	272
Tax withholding related to vesting of restricted stock units	—	—	(39)	—	—	(39)
Issuance of shares for restricted stock units	77,638	—	—	—	—	—
Balance at July 3, 2023	117,249,854	12	370,249	(871)	66,026	435,416

Balance at December 31, 2023	117,707,280	$12	$373,869	$(710)	$67,980	$441,151
Net income	—	—	—	—	3,730	3,730
Equity compensation	—	—	1,141	—	—	1,141
Foreign currency translation	—	—	—	(186)	—	(186)
Tax withholding related to vesting of restricted stock units	—	—	(921)	—	—	(921)
Issuance of shares for restricted stock units	604,061	—	—	—	—	—
Balance at March 31, 2024	118,311,341	$12	$374,089	$(896)	$71,710	$444,915
Net income	—	—	—	—	17,105	17,105
Equity compensation	—	—	1,621	—	—	1,621
Foreign currency translation	—	—	—	44	—	44
Tax withholding related to vesting of restricted stock units	—	—	(516)	—	—	(516)
Issuance of shares for restricted stock units	372,131	—	—	—	—	—
Balance at June 30, 2024	118,683,472	$12	$375,194	$(852)	$88,815	$463,169

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the twenty-six weeks ended
	June 30, 2024	July 2, 2023
OPERATING ACTIVITIES:
Net income	$20,835	$17,226
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,133	4,953
Amortization of intangible assets	6,871	7,353
Amortization of deferred loan costs	871	901
Amortization of right of use assets	2,810	2,707
Fair value adjustments to warrant liability	(6,529)	3,452
Fair value adjustments to earn-out liability	(1,707)	1,389
Fair value adjustments to interest rate collar	(2,355)	(2,068)
Equity compensation	2,762	2,200
Change in deferred taxes	(4,901)	(10,663)
Loss on early extinguishment of long-term debt	141	-
Loss (gain) on disposal of property, plant and equipment	(568)	69
Provision for inventory reserves	11,694	2,973
Provision for credit losses	369	717
Change in operating assets and liabilities:
Accounts receivable	(8,114)	(10,707)
Inventories	6,814	11,691
Prepaids and other current assets	(716)	2,239
Accounts payable	14,951	(1,337)
Accrued interest	(96)	267
Accrued and other liabilities	(3,744)	1,021
Net cash provided by operating activities	44,521	34,383
INVESTING ACTIVITIES:
Capital expenditures	(2,645)	(2,738)
Proceeds from the disposal of fixed assets	229	356
Net cash used in investing activities	(2,416)	(2,382)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(28,605)	(14,072)
Deferred financing fees	—	(1,427)
Payments from stock-based award activities	(1,437)	(73)
Net cash used in financing activities	(30,042)	(15,572)
Effect of foreign currency rate fluctuations on cash	(64)	161
Net change in cash and cash equivalents	11,999	16,590
Cash and cash equivalents:
Beginning of period	41,081	26,150
End of period	$53,080	$42,740
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,582	$29,097
Cash paid for income taxes	6,361	12,021
Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable	$124	$—

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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The Company operates on a fiscal year that ends on  December 31. The three- and six-month periods ended June 30, 2024 and July 2, 2023 each included 13 weeks and 26 weeks, respectively.

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

2.	INVENTORY

Inventories of the Company consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Raw materials	$36,769	$63,552
Work-in-process	23,256	22,619
Finished goods	113,493	106,089
	$173,518	$192,260

During the 13-week and 26-week periods ended June 30, 2024, the Company recognized inventory (gains) charges of ($878) and $8,835, respectively, primarily due to product rationalization initiatives aimed at eliminating unprofitable or slow-moving stock keeping units.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Land	$1,230	$3,326
Buildings and improvements	12,186	11,404
Machinery and equipment	74,692	73,332
Construction in process	7,099	6,224
Total property, plant and equipment	95,207	94,286
Less: accumulated depreciation	51,716	47,080
Property, plant and equipment, net	$43,491	$47,206

The Company’s long-lived assets by geographic locations are as follows:

	As of
	June 30, 2024	December 31, 2023
United States	$40,648	$44,931
International	2,843	2,275
Total property, plant and equipment, net	$43,491	$47,206

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. There were no changes to goodwill during the 26-week period ended June 30, 2024.

No goodwill impairment charges were incurred during the 13-week and 26-week periods ended June 30, 2024 and July 2, 2023. Potential changes in the Company's costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Intangible assets consisted of the following:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(61,509)	$208,441
Tradenames	13,775	(5,931)	7,844
Technology	26,676	(14,532)	12,144
Total finite-lived intangible assets	$310,401	$(81,972)	$228,429

Indefinite-lived intangible assets:
Tradenames	$175,054	—	$175,054

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(55,732)	$214,218
Tradenames	13,775	(5,569)	8,206
Technology	26,676	(13,800)	12,876
Total finite-lived intangible assets	$310,401	$(75,101)	$235,300

Indefinite-lived intangible assets:
Tradenames	$175,165	—	$175,165

The following outlines the estimated future amortization expense related to intangible assets held as of June 30, 2024:

2024 (excluding the twenty-six weeks ended June 30, 2024)	$6,872
2025	13,713
2026	13,608
2027	13,602
2028	13,602
Thereafter	167,032
Total	$228,429

5.	ACCRUED LIABILITIES

Accrued liabilities of the Company consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Accrued freight	$4,652	$5,654
Accrued employee compensation and benefits	9,601	11,696
Accrued returns and allowances	13,594	11,267
Accrued taxes	450	1,475
Current portion of operating lease liabilities	4,302	4,948
Accrued other	8,531	7,089
Total accrued liabilities	$41,130	$42,129

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

6.	DEBT

Debt of the Company consisted of the following:

	As of
	June 30, 2024	December 31, 2023
First lien term loan due November 17, 2028	$564,219	$592,505
Revolver	—	—
Other	1,098	1,974
Less unamortized debt issuance costs	(9,182)	(10,308)
	556,135	584,171
Less current portion of long-term debt	(7,437)	(7,461)
	$548,698	$576,710

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

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,150 in outstanding letters of credit on June 30, 2024.

The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028 with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow greater than $5,000, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on the Company's results for 2023, no excess cash flow payment is required in 2024. Any such payments offset future mandatory quarterly payments. The Credit Agreement permits voluntary prepayments at any time, in whole or in part. The Company repurchased $25,000 outstanding principal on its first lien term loan at a discount to par during the 26-week period ended June 30, 2024.

As of June 30, 2024, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On June 30, 2024, the weighted average interest rate on the Company's borrowings under the credit facility was 9.2%.

The Company has entered into an interest rate collar in the notional amount of $500,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 8, "Derivative Instruments," for additional information.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, including a secured interest in the Company's headquarter, with a carrying value of $5,847. The Credit Agreement includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the quarter ending April 2, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024 (the “Covenant Relief Period”). As of June 30, 2024, the required Total Leverage Ratio was5.00:1.00.As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $1,427 of deferred financing fees related to these amendments. On June 30, 2024, the Company was in compliance with all financial covenants.

Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

Future maturities of long-term debt and amortization of debt issuance costs as of June 30, 2024 are as follows:

	Debt	Debt Issuance Costs
2024 (excluding the twenty-six weeks ended June 30, 2024)	$3,733	$871
2025	7,223	1,876
2026	6,571	2,034
2027	6,571	2,209
2028	541,219	2,192
	$565,317	$9,182

7.	COMMON STOCK WARRANTS AND EARN-OUT LIABILITY

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

The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of June 30, 2024 and  December 31, 2023, a warrant liability with a fair value of $1,854 and $8,383, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. A decrease of $3,402 and an increase of $2,017 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended June 30, 2024 and July 2, 2023, respectively. A decrease of $6,529 and an increase of $3,452 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 26-week periods ended June 30, 2024 and July 2, 2023, respectively.

Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of June 30, 2024 and  December 31, 2023, an earn-out liability with a fair value of $1,772 and $3,479, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. A decrease of $1,058 and an increase of $961 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended June 30, 2024 and July 2, 2023, respectively. A decrease of $1,707 and an increase of $1,389 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 26-week periods ended June 30, 2024 and July 2, 2023, respectively.

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

As of June 30, 2024, the Company recognized a derivative asset of $1,191 for the Collar in other noncurrent assets on the condensed consolidated balance sheet. The Company recorded a net change in the fair value of the Collar as a decrease to interest expense of $74 and $2,355, for the 13-week and 26-week periods ended June 30, 2024, respectively. Cash receipts for the Collar totaled $399 and $868 for the 13-week and 26-week periods ended June 30, 2024, respectively.

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

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate collar	$—	$1,191	$—	$1,191

Liabilities:
Warrant liability (Public)	$1,245	$—	$—	$1,245
Warrant liability (Private)	—	—	609	609
Earn-out liability	—	—	1,772	1,772
Total fair value liabilities	$1,245	$—	$2,381	$3,626

	Fair Value Measured on December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$5,480	$—	$—	$5,480
Warrant liability (Private)	—	—	2,903	2,903
Earn-out liability	—	—	3,479	3,479
Interest rate collar liability	—	1,164	—	1,164
Total fair value liabilities	$5,480	$1,164	$6,382	$13,026

As of June 30, 2024, the Company's derivative liabilities for its Private and Public Warrants, earn-out liability, and derivative asset for its Collar are measured at fair value on a recurring basis (see Note 7, “Common Stock Warrants and Earn-Out Liability,” and Note 8, "Derivative Instruments," for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent assets on the condensed consolidated balance sheet, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the Collar is recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability and changes in the fair value of the Collar are recognized in net cash provided by operating activities on the condensed consolidated statements of cash flows.

The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	June 30, 2024	December 31, 2023
Valuation date price	$3.58	$4.87
Strike price	$11.50	$11.50
Remaining life (in years)	2.04	2.54
Expected dividend	$—	$—
Risk-free interest rate	4.58%	4.01%
Price threshold	$18.00	$18.00

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	June 30, 2024	December 31, 2023
Valuation date price	$3.58	$4.87
Expected term (in years)	4.04	4.54
Expected volatility	62.92%	67.20%
Risk-free interest rate	4.31%	3.79%
Price hurdle	$15.00	$15.00

As of June 30, 2024 and  December 31, 2023, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 liabilities during the 26-week periods ended June 30, 2024 and July 2, 2023 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2022	$1,581	$1,176	$2,757
Losses included in earnings	518	428	946
Balance at July 2, 2023	$2,099	$1,604	$3,703

Balance at December 31, 2023	$2,903	$3,479	$6,382
Gains included in earnings	(2,294)	(1,707)	(4,001)
Balance at June 30, 2024	$609	$1,772	$2,381

10.	REVENUE

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

The following table summarizes total revenue by product category.

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Electronic systems	$71,615	$74,401	$135,495	$143,152
Mechanical systems	39,765	40,920	78,160	84,238
Exhaust	15,199	17,384	29,189	33,213
Accessories	24,429	26,382	47,813	53,847
Safety	18,488	16,175	37,475	33,017
Net sales	$169,496	$175,262	$328,132	$347,467

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
United States	$163,422	$170,817	$316,747	$337,235
Italy	6,074	4,445	11,385	10,232
Net sales	$169,496	$175,262	$328,132	$347,467

11.	INCOME TAXES

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

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Income tax expense	$2,055	$4,098	$1,164	$5,664
Effective tax rate	10.7%	24.0%	5.3%	24.7%

For the 13-week period ended June 30, 2024, the Company's effective tax rate of 10.7% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period and the impact of foreign taxes in higher tax rate jurisdictions. For the 13-week period ended July 2, 2023, the Company’s effective tax rate of 24.0% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in the fair value of the warrant and earn-out liabilities recognized during the period.

For the 26-week period ended June 30, 2024, the Company's effective tax rate of 5.3% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the Company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature; therefore, the full tax benefit of these expenses was recorded during the year as a discrete adjustment. For the 26-week period ended July 2, 2023, the Company’s effective tax rate of 24.7% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in the fair value of the warrant and earn-out liabilities recognized during the period.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

12.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Numerator:
Net income	$17,105	$12,979	$20,835	$17,226
Denominator:
Weighted average common shares outstanding - basic	118,470,358	117,221,419	118,171,093	117,187,287
Dilutive effect of potential common shares from RSUs	790,878	647,503	1,110,038	369,370
Dilutive effect of potential common shares from PSUs	—	—	102,151	—
Weighted average common shares outstanding - diluted	119,261,236	117,868,922	119,383,282	117,556,657
Earnings per share:
Basic	$0.14	$0.11	$0.18	$0.15
Diluted	$0.14	$0.11	$0.17	$0.15

The following outstanding shares of Common Stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Warrants to purchase shares of Common Stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311	14,633,311	14,633,311
Stock options	454,064	922,228	454,064	922,228
Restricted stock units	1,685,423	1,224,507	1,685,423	1,224,507
Performance stock units	2,133,100	2,469,412	2,133,100	2,469,412
Unvested Earn-Out Shares	1,093,750	1,093,750	1,093,750	1,093,750
Total anti-dilutive shares	19,999,648	20,343,208	19,999,648	20,343,208

13.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. As of June 30, 2024, 4,517,226 shares of Common Stock remained available for future issuance under the 2021 Plan. On June 6, 2023, the Company granted 1,000,000 RSUs and 1,520,000 PSUs to its new President and Chief Executive Officer. These awards were granted outside of the 2021 Plan as employment inducement awards and did not require shareholder approval under the rules of the NYSE or otherwise.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Restricted stock units	$968	$1,167	$1,742	$1,815
Performance stock units	495	322	885	374
Stock options	158	317	135	11

All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Restricted Stock Awards

RSUs and PSUs are collectively referred to as "Restricted Stock Awards". The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On  June 30, 2024, there was $9,621 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 2.1 years.

The weighted-average grant-date fair value of Restricted Stock Awards granted during the 26-week periods ended June 30, 2024 and July 2, 2023, was $4.12 and $2.59, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock during the 26-week periods ended June 30, 2024 and July 2, 2023, was $5,262 and $158, respectively.

The following table summarizes Restricted Stock Award for the 26-week period ended June 30, 2024:

	Unvested Restricted Stock Awards
		Weighted Average
	Number of RSAs	Grant Date Fair Value
Balance on December 31, 2023	4,904,801	$2.86
Granted	1,417,983	4.12
Vested	(1,325,521)	2.83
Forfeited	(474,592)	3.13
Balance on June 30, 2024	4,522,671	$3.24

Performance-based Restricted Stock Units

The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 4, 2024, the Company granted 340,895 PSUs under the 2021 Plan to key employees with a grant date fair value of $4.22 and on March 18, 2024, the Company granted an additional 26,020 PSUs with a grant date fair value of $4.25. On April 1, the Company granted 5,654 PSUs with a grant date fair value of $4.49; on April 8, the Company granted 30,544 PSUs with a grant date fair value of $4.44; on April 15, the Company granted 36,144 PSUs with a grant date fair value of $4.15; on April 29, the Company granted 28,741 PSUs with a grant date fair value of $4.05; and on May 13, the Company granted 14,138 PSUs with a grant date fair value of $3.93.  The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of June 30, 2024, there was $206 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 0.6 years.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following table summarizes stock option activity for the 26-week period ended June 30, 2024:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Stock Options	Exercise Price	Term (years)
Options outstanding on December 31, 2023	886,046	$10.97
Forfeited	(134,066)	11.03
Expired	(297,916)	10.90
Options outstanding on June 30, 2024	454,064	$11.01	7.26
Options exercisable on June 30, 2024	302,705	$11.01	7.61

14.	LEASE COMMITMENTS

The Company leases retail stores, manufacturing, distribution, engineering, and research and development facilities, office space, equipment, and automobiles under operating lease agreements. Leases have remaining lease terms of one to 10 years, inclusive of renewal options that the Company is reasonably certain to exercise.

The following table summarizes operating lease assets and obligations, and provides information associated with the measurement of operating lease obligations.

	As of
	June 30, 2024	December 31, 2023
Assets:
Operating right of use assets	$29,767	$29,250
Liabilities:
Current operating lease liabilities - Accrued liabilities	$4,302	$4,948
Long-term operating lease liabilities	26,435	25,177
Total lease liabilities	$30,737	$30,125
Lease term and discount rate
Weighted average remaining lease term (in years)	7.0	7.2
Weighted average discount rate	6.21%	6.21%

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Components of lease expense:
Operating lease expense	$1,361	$1,707	$3,506	$3,293
Short-term lease expense	276	466	704	978
Variable lease expense	106	17	186	169
Total lease expense	$1,743	$2,190	$4,396	$4,440
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,818	$1,720	$3,667	$3,471
Right-of-use assets obtained in exchange for new operating lease liabilities	2,362	2,354	4,376	2,354
Decapitalization of right-of-use assets upon lease termination or modification	—	154	1,360	154

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following table summarizes the maturities of the Company's operating lease liabilities as of June 30, 2024:

2024 (excluding the twenty-six weeks ended June 30, 2024)	$3,166
2025	5,817
2026	5,364
2027	5,380
2028	5,163
Thereafter	13,357
Total lease payments	38,247
Less imputed interest	(7,510)
Present value of lease liabilities	$30,737

15.	COMMITMENTS AND CONTINGENCIES

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

On  February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between  July 21, 2021 and  February 6, 2023. On April 26, 2024, lead plaintiff filed an amended complaint, adding Vinod Nimmagadda (the Company’s Executive Vice President of Corporate Development and New Ventures) as a defendant. Lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief. The Company filed a motion to dismiss on June 28, 2024.

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

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Beginning balance	$4,771	$3,181	$3,325	$3,584
Accrued for current year warranty claims	3,403	3,513	6,747	6,467
Settlement of warranty claims	(2,128)	(2,818)	(4,026)	(6,175)
Ending balance	$6,046	$3,876	$6,046	$3,876

Employee Savings Plans

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code that covers United States-based employees.United States-based eligible employees may contribute up to the current statutory limits under the Internal Revenue Service regulations. Holley matches employee contributions to the 401(k) Plan up to 3.5% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance targets. The Company also has a defined-contribution saving plan for Canada-based employees. Canada-based eligible employees may contribute up to the current statutory limits for a Registered Retirement Savings Plan. Holley matches employee contributions to the Group Savings Plan up to 3.0% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance targets.

During the 13-week periods ended June 30, 2024 and July 2, 2023, the Company made matching contributions under the savings plans totaling $512 and $565, respectively. During the 26-week periods ended June 30, 2024 and July 2, 2023, the Company made matching contributions under the savings plans totaling $1,129 and $1,140, respectively.

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

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of June 30, 2024, $564.2 million was outstanding under our Credit Agreement.

Results of Operations

13-Week Period Ended June 30, 2024 Compared With 13-Week Period Ended July 2, 2023

The table below presents Holley’s results of operations for the 13-week periods ended June 30, 2024 and July 2, 2023 (dollars in thousands):

	For the thirteen weeks ended
	June 30, 2024	July 2, 2023	Change ($)	Change (%)
Net sales	$169,496	$175,262	$(5,766)	(3.3)%
Cost of goods sold	99,203	105,514	(6,311)	(6.0)%
Gross profit	70,293	69,748	545	0.8%
Selling, general, and administrative	34,570	29,101	5,469	18.8%
Research and development costs	4,311	6,182	(1,871)	(30.3)%
Amortization of intangible assets	3,435	3,674	(239)	(6.5)%
Restructuring costs	(3)	352	(355)	(100.9)%
Other operating expense	102	485	(383)	n/a
Operating income	27,878	29,954	(2,076)	(6.9)%
Change in fair value of warrant liability	(3,402)	2,017	(5,419)	n/a
Change in fair value of earn-out liability	(1,058)	961	(2,019)	n/a
Loss on early extinguishment of debt	—	—	—	n/a
Interest expense	13,178	9,899	3,279	33.1%
Income before income taxes	19,160	17,077	2,083	12.2%
Income tax expense	2,055	4,098	(2,043)	(49.9)%
Net income	17,105	12,979	4,126	31.8%
Foreign currency translation adjustment	44	272	(228)	(83.8)%
Total comprehensive income	$17,149	$13,251	$3,898	29.4%

Net Sales

Net sales for the 13-week period ended June 30, 2024 decreased $5.8 million, or 3.3%, to $169.5 million, as compared to $175.3 million for the 13-week period ended July 2, 2023. Lower sales volume resulted in a decrease of approximately $9.0 million, offset partially by improved price realization of approximately $3.2 million compared to the prior year period. Major categories driving the comparable year-over-year results include a decrease in electronic systems sales of $2.8 million (3.7% category decline), a decrease in exhaust sales of $2.2 million (12.6% category decline), and a decrease in accessories sales of $2.0 million (7.4% category decline). An increase in safety sales of $2.3 million (14.3% category incline) partially offset the decrease in electronic systems, exhaust and accessories sales.

Cost of Goods Sold

Cost of goods sold for the 13-week period ended June 30, 2024 decreased $6.3 million, or 6.0%, to $99.2 million, as compared to $105.5 million for the 13-week period ended July 2, 2023. The decrease in cost of goods sold in 2024, a period in which product sales decreased 3.3%, was impacted by lower freight costs and product mix.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended June 30, 2024 increased  $0.6 million, or 0.8%, to $70.3 million, as compared to $69.8 million for the 13-week period ended July 2, 2023. Gross margin for the 13-week period ended June 30, 2024 was  41.5% as compared to a gross margin of 39.8% for the 13-week period ended July 2, 2023. Gross profit margin slightly increased primarily due to improvements in freight costs and product mix.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended June 30, 2024 increased $5.5 million, or 18.8%, to $34.6 million, as compared to $29.1 million for the 13-week period ended July 2, 2023. Selling, general and administrative costs expressed as a percentage of sales increased to 20.4% for the 13-week period ended June 30, 2024 compared to 16.6% for the 13-week period ended July 2, 2023. The increase in selling, general and administrative costs was driven by $1.3 million increase in consulting and accounting fees, an increase of $0.8 million in wages, an increase of $0.5 million in promotion and advertisement, and $2.6 million of costs incurred for advisory services related to supporting transformation initiatives.

Research and Development Costs

Research and development costs for the 13-week period ended June 30, 2024 decreased to $4.3 million as compared to $6.2 million for the 13-week period ended July 2, 2023, primarily due to headcount reductions, reflecting the implementation of resource allocation efforts in support of portfolio development optimization.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $3.4 million for the 13-week period ended June 30, 2024 compared to $3.7 million for the 13-week period ended July 2, 2023.

Restructuring Costs

Restructuring costs for the 13-week period ended June 30, 2024 decreased by $0.4 million to $0.0 million, as compared to $0.4 million for the 13-week period ended July 2, 2023, reflecting a reduction in restructuring and integration activities associated with acquisitions.

Operating Income

As a result of factors described above, operating income for the 13-week period ended June 30, 2024 decreased $2.1 million, or 6.9%, to $27.9 million, as compared to $30.0 million for the 13-week period ended July 2, 2023.

Change in Fair Value of Warrant Liability

For the 13-week period ended June 30, 2024, we recognized a gain of $3.4 million from the change in fair value of the warrant liability. For the 13-week period ended July 2, 2023, we recognized a loss of $2.0 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 13-week period ended June 30, 2024, we recognized a gain of $1.1 million from the change in fair value of the earn-out liability. For the 13-week period ended July 2, 2023, we recognized a loss of $1.0 million, from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.

Interest Expense

Interest expense for the 13-week period ended June 30, 2024 increased $3.3 million, or 33.1%, to $13.2 million, as compared to $9.9 million for the 13-week period ended July 2, 2023, reflecting lower outstanding debt balances and the positive impact of the interest rate collar, offset in part by a higher effective interest rate on outstanding debt.

Income before Income Taxes

As a result of factors described above, we recognized $19.2 million of income before income taxes for the 13-week period ended June 30, 2024, as compared to income before income taxes of $17.1 million for the 13-week period ended July 2, 2023.

Income Tax Expense

Income tax expense for the 13-week period ended June 30, 2024 was $2.1 million, as compared to income tax expense of $4.1 million for the 13-week period ended July 2, 2023. Our effective tax rate for the 13-week period ended June 30, 2024 was 10.7%. The difference between the effective tax rate for the 13-week period ended June 30, 2024 and the federal statutory rate in 2024 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period and the impact of foreign taxes in higher tax rate jurisdictions. The effective tax rate for the 13-week period ended July 2, 2023 was 24.0%. The difference between the effective tax rate and the federal statutory rate in 2023 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $17.1 million for the 13-week period ended June 30, 2024, as compared to net income of $13.0 million for the 13-week period ended July 2, 2023. Additionally, we recognized total comprehensive income of $17.2 million for the 13-week period ended June 30, 2024, as compared to total comprehensive income of $13.3 million for the 13-week period ended July 2, 2023. Comprehensive income includes the effect of foreign currency translation adjustments.

26-Week Period Ended June 30, 2024 Compared With 26-Week Period Ended July 2, 2023

The table below presents Holley’s results of operations for the 26-week periods ended June 30, 2024 and July 2, 2023 (dollars in thousands):

	For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	Change ($)	Change (%)
Net sales	$328,132	$347,467	$(19,335)	(5.6)%
Cost of goods sold	205,780	210,006	(4,226)	(2.0)%
Gross profit	122,352	137,461	(15,109)	(11.0)%
Selling, general, and administrative	67,566	59,118	8,448	14.3%
Research and development costs	9,123	12,835	(3,712)	(28.9)%
Amortization of intangible assets	6,871	7,353	(482)	(6.6)%
Restructuring costs	612	1,691	(1,079)	(63.8)%
Other operating expense	94	536	(442)	n/a
Operating income	38,086	55,928	(17,842)	(31.9)%
Change in fair value of warrant liability	(6,529)	3,452	(9,981)	n/a
Change in fair value of earn-out liability	(1,707)	1,389	(3,096)	n/a
Loss on early extinguishment of debt	141	—	141	n/a
Interest expense	24,182	28,197	(4,015)	(14.2)%
Income before income taxes	21,999	22,890	(891)	(3.9)%
Income tax expense	1,164	5,664	(4,500)	(79.4)%
Net income	20,835	17,226	3,609	21.0%
Foreign currency translation adjustment	(142)	73	(215)	(294.5)%
Total comprehensive income	$20,693	$17,299	$3,394	19.6%

Net Sales

Net sales for the 26-week period ended June 30, 2024 decreased $19.3 million, or 5.6%, to $328.1 million, as compared to $347.4 million for the 26-week period ended July 2, 2023. Lower sales volume resulted in a decrease of approximately $27.7 million offset partially by improved price realization of approximately $8.4 million compared to the prior year period. Major categories driving the comparable year-over-year results include a decrease in mechanical systems sales of $6.1 million (7.2% category decline), a decrease in electronic systems sales of $7.7 million (5.3% category decline), a decrease in exhaust sales of $4.0 million (12.1% category decline), and a decrease in accessories sales of $6.0 million (11.2% category decline). An increase in safety sales of $4.5 million (13.5% category incline) partially offset the decrease in electronic systems, exhaust and accessories sales.

Cost of Goods Sold

Cost of goods sold for the 26-week period ended June 30, 2024 decreased $4.2 million, or 2.0%, to $205.8 million, as compared to $210.0 million for the 26-week period ended July 2, 2023. The decrease in cost of goods sold in 2024, resulted from a 5.6% decrease in product sales and lower freight costs, partially offset by $8.2 million of product rationalization initiatives that are part of a portfolio transformation aimed at eliminating unprofitable or slow-moving stock keeping units ("SKUs").

Gross Profit and Gross Margin

Gross profit for the  26-week period ended June 30, 2024 decreased  $15.1 million , or  11.0% , to  $122.4 million , as compared to  $137.5 million  for the 26-week period ended July 2, 2023 . Gross margin for the  26-week period ended June 30, 2024 was  37.3%  as compared to a gross margin of  39.6%  for the 26-week period ended July 2, 2023 . Gross profit margin declined primarily due to inventory charges driven by product rationalization initiatives, which was partially offset by improvements in freight costs. After adjusting for the $8.2 million of product rationalization and $0.6 million  in other inventory charges, Adjusted Gross Margin for the year was  40.0% for the  26-week period ended June 30, 2024 compared to  39.3%  for the 26-week period ended July 2, 2023 .  Gross profit was also negatively affected by lower sales volume.

Selling, General and Administrative

Selling, general and administrative costs for the 26-week period ended June 30, 2024 increased $8.4 million, or 14.3%, to $67.6 million, as compared to $59.1 million for the 26-week period ended July 2, 2023. Selling, general and administrative costs expressed as a percentage of sales increased to 20.6% for the 26-week period ended June 30, 2024 compared to 17.0%for the 26-week period ended July 2, 2023. The increase in selling, general and administrative costs was driven by $0.6 million increase in equity compensation, a $2 million reserve related to litigation settlements, a $2.3 million increase in wages, and $3.7 million of costs incurred for advisory services related to supporting transformation initiatives. These increases were partially offset by lower outbound shipping and handling costs.

Research and Development Costs

Research and development costs for the 26-week period ended June 30, 2024 decreased to $9.1 million as compared to $12.8 million for the 26-week period ended July 2, 2023, primarily due to headcount reductions, reflecting the implementation of resource allocation efforts in support of portfolio development optimization.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $6.9 million for the 26-week period ended June 30, 2024 compared to $7.4 million for the 26-week period ended July 2, 2023.

Restructuring Costs

Restructuring costs for the 26-week period ended June 30, 2024 decreased by $1.1 million to $0.6 million, as compared to $1.7 million for the 26-week period ended July 2, 2023, reflecting a reduction in restructuring and integration activities associated with acquisitions.

Operating Income

As a result of factors described above, operating income for the 26-week period ended June 30, 2024 decreased $17.8 million, or 31.9%, to $38.1 million, as compared to $55.9 million for the 26-week period ended July 2, 2023.

Change in Fair Value of Warrant Liability

For the 26-week period ended June 30, 2024, we recognized a gain of $6.5 million from the change in fair value of the warrant liability. For the 26-week period ended July 2, 2023, we recognized a loss of $3.5 million from the change in fair value of the warrant liability. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 26-week period ended June 30, 2024, we recognized a gain of $1.7 million from the change in fair value of the earn-out liability. For the 26-week period ended July 2, 2023, we recognized a loss of $1.4 million, from the change in fair value of the earn-out liability. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.

Interest Expense

Interest expense for the 26-week period ended June 30, 2024 decreased $4.0 million, or 14.2%, to $24.2 million, as compared to $28.2 million for the 26-week period ended July 2, 2023, reflecting lower outstanding debt balances and the positive impact of the interest rate collar, offset in part by a higher effective interest rate on outstanding debt.

Income before Income Taxes

As a result of factors described above, we recognized $22.0 million of income before income taxes for the 26-week period ended June 30, 2024, as compared to income before income taxes of $22.9 million for the 26-week period ended July 2, 2023.

Income Tax Expense

Income tax expense for the 26-week period ended June 30, 2024 was $1.1 million, as compared to income tax expense of $5.7 million for the 26-week period ended July 2, 2023. Our effective tax rate for the 26-week period ended June 30, 2024 was 5.3%. The difference between the effective tax rate for the 26-week period ended June 30, 2024 and the federal statutory rate in 2024 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature, therefore, the full tax benefit of these expenses was recorded during the year as a discrete adjustment. The effective tax rate for the 26-week period ended July 2, 2023 was 24.7%. The difference between the effective tax rate and the federal statutory rate in 2023 was primarily due to permanent differences resulting from the change in fair value of the warrant and earn-out liabilities.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $20.8 million for the 26-week period ended June 30, 2024, as compared to net income of $17.2 million for the 26-week period ended July 2, 2023. Additionally, we recognized total comprehensive income of $20.6 million for the 26-week period ended June 30, 2024, as compared to total comprehensive income of $17.3 million for the 26-week period ended July 2, 2023. Comprehensive income includes the effect of foreign currency translation adjustments.

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

The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the 13-week and 26-week periods ended June 30, 2024 and July 2, 2023 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$17,105	$12,979	$20,835	$17,226
Adjustments:
Depreciation	2,669	2,468	5,133	4,953
Amortization of intangible assets	3,435	3,674	6,871	7,353
Interest expense, net	13,178	9,899	24,182	28,197
Income tax expense	2,055	4,098	1,164	5,664
EBITDA	38,442	33,118	58,185	63,393
Change in fair value of warrant liability	(3,402)	2,017	(6,529)	3,452
Change in fair value of earn-out liability	(1,058)	961	(1,707)	1,389
Equity-based compensation expense	1,621	1,806	2,762	2,200
Inventory charges	(878)	(800)	8,835	(800)
Loss on early extinguishment of debt	—	—	141	—
Restructuring costs	(3)	352	612	1,691
Notable items	2,594	(16)	5,694	8
Other expense	102	485	94	536
Adjusted EBITDA	$37,418	$37,923	$68,087	$71,869
Net sales	$169,496	$175,262	$328,132	$347,467
Net income margin	10.1%	7.4%	6.3%	5.0%
Adjusted EBITDA Margin	22.1%	21.6%	20.7%	20.7%

Adjusted Gross Profit and Adjusted Gross Margin

We define adjusted gross profit as gross profit excluding inventory charges primarily due to product rationalization initiatives that are part of a portfolio transformation aimed at eliminating unprofitable or slow-moving SKUs. We define Adjusted Gross Margin as Adjusted Gross Profit divided by net sales.

The following unaudited table presents the reconciliation of gross profit, the most directly comparable GAAP measure, to Adjusted Gross Profit and Adjusted Gross Margin for the 13-week and 26-week periods ended June 30, 2024 and July 2, 2023 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Gross profit	$70,293	$69,748	122,352	137,461
Adjust for: Inventory charges	(878)	(800.0)	8,835	(800.0)
Adjusted Gross Profit	$69,415	$68,948	131,187	136,661
Net sales	$169,496	$175,262	$328,132	$347,467
Gross margin	41.5%	39.8%	37.3%	39.6%
Adjusted Gross Margin	41.0%	39.3%	40.0%	39.3%

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

The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the 13-week and 26-week periods ended June 30, 2024 and July 2, 2023 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$17,105	$12,979	$20,835	$17,226
Special items:
Adjust for: Change in fair value of Warrant liability	(3,402)	2,017	(6,529)	3,452
Adjust for: Change in fair value of earn-out liability	(1,058)	961	(1,707)	1,389
Adjust for: Loss on early extinguishment of debt	—	—	141	—
Adjusted Net Income (Loss)	$12,645	$15,957	$12,740	$22,067

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income per diluted share	$0.14	$0.11	$0.17	$0.15
Special items:
Adjust for: Change in fair value of Warrant liability	(0.03)	0.02	(0.05)	0.03
Adjust for: Change in fair value of earn-out liability	(0.01)	0.01	(0.01)	0.01
Adjust for: Loss on early extinguishment of debt	—	—	—	—
Adjusted Diluted EPS	$0.10	$0.14	$0.11	$0.19

We define Free Cash Flow as net cash provided by operating activities minus cash payments for capital expenditures, net of dispositions. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.

The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the 13-week and 26-week periods ended June 30, 2024 and July 2, 2023 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net cash provided by operating activities	$25,678	$30,744	$44,521	$34,383
Capital expenditures	(1,380)	(1,737)	(2,645)	(2,738)
Proceeds from the disposal of fixed assets	55	38	229	356
Free Cash Flow	$24,353	$29,045	$42,105	$32,001

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

As of June 30, 2024, the Company had cash of $53.1 million and availability of $122.9 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $125 million in borrowing capacity. As of June 30, 2024, the Company had $2.2 million in letters of credit outstanding under the revolving credit facility. In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increases the Total Leverage Ratio applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023, to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024. Subsequent to June 30, 2024, the Company successfully exited the Covenant Relief Period.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $3.2 million, including short term leases, due during the remainder of fiscal year 2024. See Note 14, "Lease Commitments" in the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.

Holley's capital expenditures are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures in the range of $6 million to $8 million in fiscal year 2024.

See Note 6, "Debt" in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of June 30, 2024, based on the then current weighted average interest rate of 9.2%, expected interest payments associated with outstanding debt totaled approximately $26.0 million for the remainder of fiscal year 2024.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

26-week period ended June 30, 2024 Compared With 26-week period ended July2, 2023

	For the twenty-six weeks ended
	June 30, 2024	July 2, 2023
Cash flows provided by operating activities	$44,521	$34,383
Cash flows used in investing activities	(2,416)	(2,382)
Cash flows used in financing activities	(30,042)	(15,572)
Effect of foreign currency rate fluctuations on cash	(64)	161
Net increase in cash and cash equivalents	$11,999	$16,590

Operating Activities. Net cash provided by operating activities for the 26-week period ended June 30, 2024 was $44.5 million compared to net cash provided by operating activities of $34.4 million for the 26-week period ended July 2, 2023. Significant changes in the year-over-year change in working capital activity included positive fluctuations from accounts payable of $16.3 million and accounts receivable of $2.6 million. Partially offsetting these increases were negative fluctuations in inventories and accrued liabilities of $4.9 million and $4.8 million, respectively. The change in inventory reflects the impact of fluctuations in sales while changes in accounts payable and accounts receivable are impacted by the timing of payments and receipts.

Investing Activities. Cash used in investing activities for the 13-week periods ended June 30, 2024 and July 2, 2023 were $2.4 million and $2.4 million, respectively, due to capital expenditures.

Financing Activities. Cash used in financing activities for the 26-week period ended June 30, 2024 was $30.0 million, which primarily reflects $28.6 million in principal payments on long-term debt. The principal payments of long-term debt during the 26-week period ended June 30, 2024 include the repurchase of $25.0 million outstanding principal on the first lien term loan. Cash used in financing activities for the 26-week period ended July 2, 2023 was $15.6 million, which primarily reflects principal payments on long-term debt and deferred financing fees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collar is intended to mitigate some of the effects of increases in interest rates. As of June 30, 2024, a total of $564.2 million of term loan and revolver borrowings were subject to variable interest rates, with a weighted average borrowing rate of 9.2%. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.7 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $3.9 million decrease to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of June 30, 2024, the majority of the Company’s cash and cash equivalents consisted of cash balances in an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250 thousand. Holley maintains deposits in certain accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of June 30, 2024, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

Item 4. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

August 7, 2024