Form 10-K
period 2024-12-31
Holley Inc.
filed 2025-03-14
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sales price of $3.58 reported on the New York Stock Exchange, was approximately $155 million.

There were 119,958,936 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of March 11, 2025.

Documents incorporated by reference: Parts of the registrant’s Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•

respond to the impact of geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), tariffs, the interruption from catastrophic events and problems such as terrorism and public health crises;

•	maintain key strategic relationships with partners and distribution partners;
•	anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures and tariffs;
•	enhance future operating and financial results;
•	respond to uncertainties associated with product and service development and market acceptance;
•	anticipate and manage through fluctuations in consumer demand and/or shifts in the mix of products sold;
•	attract and retain qualified employees and key personnel;
•	protect and enhance the Company’s corporate reputation and brand awareness;
•	assess potential impairment of goodwill and other intangible asset impairment charges;
•	effectively respond to general economic and business conditions;
•	acquire and protect intellectual property;
•	collect, store, process and use personal and payment information and other consumer data;
•	comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;
•	manage the impact of any security breaches, cyber-attacks, or other cybersecurity threats or incidents, or the failure of any key information technology systems;
•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
•	obtain additional capital, including use of the debt market;
•	manage to finance operations on an economically viable basis;
•	maintain Holley’s New York Stock Exchange (“NYSE”) listing of our common stock (“Common Stock”) and warrants to purchase Common Stock ("Warrants");
•	comply with existing and/or future laws and regulations applicable to our business, including laws and regulations related to environmental health and safety;
•	respond to litigation, complaints, product liability claims and/or adverse publicity;

•	anticipate the significance and timing of contractual obligations;
•	anticipate the impact of, and response to, new accounting standards;
•	maintain proper and effective internal controls;
•	respond to the impact of changes in U.S. laws and regulations, including the impact on deferred tax assets;
•	anticipate the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•	anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and
•	other risks and factors, listed under the caption “Risk Factors” included in this Annual Report on Form 10-K, and/or as disclosed in any subsequent filings with the SEC.

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

Risk Related to Our Business and Industry

•	A downturn in consumer spending, including as a result of a severe or prolonged economic downturn, could adversely impact our financial condition and results of operations.
•	Inflation and tariffs could result in higher costs and decreased profitability.
•	Disruptions of supply or shortages of raw materials or components used in our products could harm our business and profitability, as well as the financial condition of our distributors.
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

•	Adverse developments affecting the financial services industry, such as bank failures, could have an adverse impact on our financial condition and results of operations.
•	Our indebtedness may limit our ability to invest in the ongoing needs of our business, and if we are unable to comply with the covenants in our current credit agreements, our business, sales, financial condition, and results of operations could be harmed.
•	Our failure to maintain effective internal controls over financial reporting could harm us and we have identified a material weakness in our internal control over financial reporting and may identify additional weaknesses in the future.
•	We may acquire or invest in other companies to complement our organic growth, which may not be successful and may divert financial and management resources.
•	Our management team does not have extensive experience managing a public company.
•	If our goodwill, other intangible assets, or fixed assets become impaired, we may be required to record a charge to earnings.
•	If our estimates relating to our accounting policies prove to be incorrect, our results of operations could be harmed.
•	Our disclosure controls and procedures may not prevent or detect all acts of fraud.
•	Our business could be negatively impacted by the effects of global climate change or the increasing scrutiny and evolving expectations with respect to our environment, social and governance practices.
•	We are exposed to political and country risks inherent in conducting business globally and in certain regions.
•	Failure to adopt new technologies like artificial intelligence could expose us to risks.
•	Unauthorized sales of our products could harm our reputation.

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

We attribute a major component of our success to our brands, including Holley EFI, Holley, MSD, Simpson, EDGE, Superchips, Diablosport, Accel and Flowmaster, among others. Through these strategic acquisitions, we have increased our market position in the otherwise highly fragmented performance automotive aftermarket industry.

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

Business Strategy

For over 100 years, we have pursued our mission of bringing innovation, discovery and fun to motor life. Today, as Holley Performance Brands, we are the leader in delivering high performance platform solutions, driven to accelerate the passion of auto enthusiasts around the globe. Through our portfolio of leading brands – ranging from icons of the American Road, to emerging technologies – we serve a large, diverse community of expert partners and enthusiast consumers across four distinct consumer verticals, including Domestic Muscle, Modern Truck & Off-Road, Euro & Import, and Safety & Racing.

We plan to unlock the full potential of Holley’s innovation-led research and development ("R&D") product portfolio and brand powerhouse in the performance automotive aftermarket across all four verticals through our highly focused Steering Principles of Fueling our Teammates, Supercharging our Customers and Accelerating Profitable Growth.

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

•

Accelerating Profitable Growth: Our third strategic objective is to significantly increase revenue by expanding our market share while maintaining and improving profitability. We aim to achieve those objectives more quickly than in the past by focusing on our four go-to-market consumer verticals and launching innovative new products, entering new product categories, implementing sales and marketing strategies to boost revenue, and through strategic acquisitions. We also intend to achieve sustainable and long-term profitability by lowering our cost to serve, improving operational efficiencies, and focusing on higher-margin products and services.

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

•

Single-product category providers: established companies focused on one product category in the market primarily selling via distribution partners. Single-product category providers generally offer either lower priced products or higher-quality products focused within one product category.

•

E-Tailer Private Labels: traditional online distribution partners sell other manufactured products and offer private label products, often at a lower price point. E-tailer private labels generally occupy the value end of the market and have a greater presence in less engineered categories with less product-specific brand strength.

•

Niche custom manufacturers: while not our core competitors, smaller shops typically focus on fully customizing specific make or model vehicles. Niche custom manufacturers are typically local or regionally focused, and some also may distribution partners customized products from other manufactured brands.

We believe the following factors distinguish Holley from its competitors:

•

Brand that resonates with enthusiasts: we actively engage enthusiasts at the platform level across multiple channels (e.g., events, digital media, online communities, etc.), creating reference networks for potential consumers.

•

Innovative product development: we invest heavily in product research, innovation and development, and introduce products that meet latest platform and use case-specific needs of our enthusiast consumers.

•

Operational ability that enables efficient order execution: we make significant investments in sourcing, manufacturing and distribution excellence, enabling management of multiple product lines while maintaining scale and attractive relative pricing.

•	Differentiated go-to-market strategy: we offer a mix of single product and platform-oriented solutions across DTC and distribution partner channels, delivering a strong overall consumer experience.

Brands

We have a strong portfolio of brands covering various product categories. Our portfolio consists of over 70 brands spanning across over 30 product categories. Our top five brands generated 55% of our sales in 2024.

•

Holley EFI: Currently our largest brand and represented 14% of our sales for 2024. Our Holley EFI brand focuses on electronic fuel injection technology and showcases our new product development engine.

•

Holley: Currently our second largest brand and represented 15% of our sales for 2024. The Holley brand resonates with consumers as the majority of automotive enthusiast consumers recognize the Holley brand. Holley offers a variety of products across multiple categories but traces its roots back to carburetors which originally made the brand famous with automotive enthusiasts.

•

MSD: Currently our third leading brand and represented 10% of our sales for 2024. MSD has historically been focused on production of ignition products and recently has been more focused on developing electronics for the powertrain category.

•

Simpson: Currently our fourth leading brand and represented 10% of our sales for 2024. Simpson is focused on motorsport safety products including helmets, head and neck restraints, seat belts and fire suits.

•	Flowmaster: Currently our seventh largest brand and represented 6% of our sales in 2024. Flowmaster's main focus is on developing exhaust products.

We believe the popularity of our brands is the result of consistently delivering high quality, innovative products that resonate with our enthusiast consumers. Our brands have allowed us to build direct, trusted and long-lasting relationships with our consumers and distribution partners.

Product Development

We offer our enthusiast consumers a comprehensive suite of performance automotive aftermarket products to meet a wide range of needs. We are continuously innovating and evolving our product offerings to meet ever-changing consumer needs. We invest heavily in developing new products, spending an average of $24.7 million per year on research and development since 2020 . We believe our product development capabilities will enable us to create sustainable long-term growth and margin enhancements for our business.

We have a history of developing innovative products, including new products in existing categories like Electronic Fuel Injection, product line expansions, and products that bring us into new markets. We have thoughtfully expanded our product portfolio over time to adapt to consumer needs and find solutions to new consumer demands. We expand our existing product families and enter new product categories by creating solutions grounded in our expert insights and relevant market knowledge. We believe we have a meaningful runway across our target product categories and product vintages, and we are well positioned for future growth by expanding in adjacent and transformational categories that present opportunities for further market penetration in the Performance Suspension, Braking and Powertrain Conversion Systems markets. We believe there are also opportunities to capitalize on growing our powertrain agnostic categories like Automotive and Motorcycle Safety.

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

Marketing

We reach and engage our consumers where they participate in the performance automotive aftermarket – online and in person. Our marketing strategy is centered on strong brand equity, leading new product innovation capabilities and delivering consistently high-quality products. In 2024, we spent approximately $13.5 million (or approximately 2.1% of our 2024 annual gross sales) on marketing and advertising. Going forward, consistent with our value creation strategies, we intend to continue our investments in direct consumer marketing and advertising as well as refocus some of our efforts to support our distribution network to fully meet our customers everywhere they shop. In addition, we have established dedicated consumer verticals that are focusing on our go-to-market strategy for the following four vertical markets: Domestic Muscle, Modern Truck & Off-Road, Euro & Import, and Safety & Racing. Our current mix of spending is towards activities believed to generate the highest return on investment. We believe these strategies will have a meaningfully positive impact across our brand portfolio.

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

We have also spent significant time and effort in curating engaging, in-person events to build the Holley enthusiast community. These events focus on creating memorable experiences for enthusiasts, celebrate car culture, build community, and show enthusiasts how Holley products can help them get more performance and enjoyment from their vehicles. Our events have grown in total annual attendance from 14,000 in 2015 to114,000 in2024. We hosted seven events in 2024: LS Fest East, LS Fest West, Ford Fest, MoParty, Weekend On The Edge, Haus Party, and LS Fest Texas.

Sales and Distribution

We have a diverse omni-channel distribution strategy focused on delivering the best customer experience to our enthusiast consumers and distribution partners. Our omni-channel model enables us to reach our consumers through DTC, E-tailer, warehouse distributor, traditional retailer, and jobber/ installer channels. We have mutually beneficial relationships with our distribution partners and are able to maintain strong pricing discipline across our channels with strict conformance to minimum advertised pricing.

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

Distribution Partners: We have historically sold the majority of our products through distribution partners who purchase our products and distribute them through various channels. These partners consist of E-tailers, warehouse distributors, traditional retailers, and jobber/installers with E-tailers and warehouse distributors accounting for 55% of our sales in 2024, and our top ten distribution partners accounting for 42% of our sales in 2024 with our largest making up 21% of our sales in 2024.

We have established mutually beneficial and long-term relationships with our distribution partners. We believe our partners benefit from our broad suite of product offerings that they can leverage to meet consumer demand across multiple product categories. Based on the value that we offer to our distribution partners, we are able to operate with pricing discipline that supports the value of our products in the marketplace and buttresses our profit margins. We believe our approach to pricing allows us to better understand consumer demand and identify what our end consumers are buying.

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

Employees

Holley’s employees are integral to our strategic growth and success. We consider our team members to be our most valuable asset and seek to attract and maintain the highest quality talent by offering competitive benefits and wellness services, opportunities to grow professionally, and regular evaluations, among other initiatives. On December 31, 2024, we employed 1,467 full-time employees and 53 temporary employees. Approximately 46% of our full-time employees are based primarily in our Bowling Green, KY headquarters, distribution center and manufacturing plants. None of our employees are subject to collective bargaining agreements or represented by a labor union. We believe our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our employees are good.

Many of our employees are automotive enthusiasts. We pride ourselves on having a platform built for enthusiasts by enthusiasts. On December 31, 2024, our Engineering function included approximately 103 employees, including many enthusiast-focused engineers who are passionate about cars. We continue to seek out top level talent that will help accomplish our mission and vision moving forward. Our goal is to create an inclusive and safe environment for our employees that keeps them engaged in their work.

Compensation and Benefits. We strive to hire, develop and retain top talent. We attract and reward our employees by providing competitive benefits, including market-competitive compensation, medical, dental and vision insurance, short-term and long-term disability insurance, basic life and accidental death and dismemberment insurance, voluntary supplemental coverages, flexible spending accounts, paid time off, and our 401(k) program. During the 2024 fiscal year, Holley matched employee contributions to the 401(k) Plan up to 3.5% each pay period, and made an additional discretionary match of up to 1.5% based on company performance to target. We suspended the 401(k) match effective July 2024, but we are committed to providing an array of benefits that meet the needs of our workforce. For example, we added an HSA-eligible health plan in 2024.

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

We believe our employees should reflect the customers we serve. Notably, approximately 30% of Holley consumers are female. Accordingly, we recognize the benefits of female representation in our workforce, and in 2024 39% of our workforce were women. We are committed to closing the gender gap and our recruitment and retention strategies support improving women’s representation in leadership roles.

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

Talent Development. The development of our employees’ skills and knowledge is critical to Holley’s success. Our educational assistance program is designed to encourage personal development by helping employees maintain and improve their skills or knowledge related to their current job or a potential future position at Holley through reimbursement of certain educational expenses, including external training programs or educational courses, pursuit and maintenance of job-related professional licenses and certifications, workshops, seminars, and professional conferences. Further, we introduced an internship program designed to provide students in the community with an opportunity to gain practical experience. We are committed to fostering an equitable work environment that seeks to ensure fair treatment, equality of opportunity, and fairness in access to information and resources.

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

Available Information

Our principal executive offices are located at 2445 Nashville Rd., Suite B1, Bowling Green, KY 42101, and our telephone number is (270) 782-2900. Our Internet address is www.holley.com. The information on our website is not, and should not be considered, part of this Form 10-K and is not incorporated by reference in this Form 10-K. The website is, and is only intended to be, for reference purposes only. We make available free of charge on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports and other information are also available, free of charge, at www.sec.gov. In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests can be made in writing or by phone.

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

General economic factors beyond our control could adversely affect our business and results of operations. These factors include, but are not limited to, recent supply chain disruptions, labor shortages, wage pressures, rising inflation, changes in trade policies, including tariffs, and potential economic slowdown or growing recession risk, as well as input costs including fuel and energy costs (for example, the price of gasoline or fuel shortage), foreign currency exchange rate fluctuations, and other matters that influence consumer spending and preferences.

In addition, public health crises, geopolitical instability (including the conflicts in Ukraine and Israel and surrounding areas, and the possible expansion of such conflicts and China-Taiwan relations), tariffs, as well as other global events have significantly increased global macroeconomic uncertainty and volatility. In response to unfavorable economic conditions, there has been and, in the future, could be a reduction in discretionary spending, which may lead to reduced net sales or cause a shift in our product mix from higher-margin to lower-margin product offerings or a shift of consumer purchasing patterns to lower cost options. This shift could force us to reduce prices for our products in order to compete. Conversely, rapid increases in demand due to improving economic conditions could lead to supply chain challenges.

Global markets continued to face threats and uncertainty during fiscal year 2024. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.

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

There has been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. Accordingly, if we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies in response to original equipment manufacturer and consumer preferences, or if there is a future shift in consumer preferences towards ownership of more utilitarian vehicles or vehicles that are otherwise less interesting to a large portion of our customers who are automotive enthusiasts, or if there is otherwise a future shift away from automobile ownership among consumers in general, our and our subsidiaries’ business, sales, financial condition and results of operations could be impacted.

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

Our industry is subject to significant pricing pressure caused by many factors, including unfavorable economic conditions, intense competition, tariffs and other trade restrictions, consolidation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer demand. The current economic conditions and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and current rate fluctuations, have had and may continue to have an impact on pricing. Some of these factors may cause us to reduce our prices to retailers and customers or engage in more promotional activity than we anticipate, which could adversely impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could materially harm our business, sales, financial condition and results of operations. If we fail to attract new customers, or fail to do so in a cost-effective manner, we may not be able to increase sales.

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

A portion of automotive parts and components we use in our manufacturing processes are imported from suppliers located outside the U.S. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, and these risks may become heightened as a result of unfavorable global economic conditions. These risks may include, but are not limited to:

•	shortages of key component parts used in our products sourced from non-U.S. suppliers;
•	increased transportation costs;
•	significant delays in the delivery of cargo due to port security considerations;
•	imposition of duties, taxes, tariffs or other charges on imports;
•	potential recalls or cancellations of orders for any product that does not meet our quality standards;
•	disruption of imports by labor disputes or strikes and local business practices;
•	currency exchange rate fluctuations;
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

For 2024, we generated approximately $149.5 million in gross sales through our DTC channel. Part of our growth strategy involves increasing sales through our DTC channel. The level of customer traffic and volume of customer purchases through our website is substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, sales, financial condition and results of operations could be harmed.

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

We have experienced in the past, and expect to continue to experience, cybersecurity threats and attacks. To date these incidents have not had a material adverse effect on our business and results of operations; however, there can be no assurance that such impacts will not be material in the future. The occurrence and impact of these various risks are difficult to predict, but one or more of them could temporarily disrupt our ability to manage our operations, provide services to our customers and perform vital financial processes, any of which could have a materially adverse effect on our business, cash flows, financial condition and results of operations. While we have contingency plans and insurance coverage for potential liabilities of this nature, they may not be sufficient to cover all claims and liabilities and in some cases are subject to deductibles and layers of self-insured retention.

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

On November 18, 2021, we entered into a credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (as amended, the "Credit Agreement"). On December 31, 2024, $560.9 million in principal was outstanding under the credit facility. We are required to make quarterly payments of principal plus accrued interest. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations, certain limitations on restricted payments, and limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are jointly and severally guaranteed by us and certain of our wholly owned material subsidiaries and our future subsidiaries that become guarantors (collectively the “Loan Parties"). The First Lien Credit Agreement is secured by a first-priority lien on substantially all of the Loan Parties’ assets, in each case subject to certain customary exceptions. If we fail to comply with the covenants or payments specified in the Credit Agreement, the lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable.

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

In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, increased the consolidated net leverage ratio financial covenant level applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024 (the "Covenant Relief Period"). Commencing with the fiscal quarter ending June 30, 2024, the consolidated net leverage financial covenant reverted back to 5:00:1.00.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404, but we anticipate this to be applicable for the 2025 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

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

We have identified a material weakness in our internal control over financial reporting that if not remediated could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934.  As more fully described under Item 9A, “Controls and Procedures,” our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to a material weakness in internal control over financial reporting.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Recognizing this material weakness, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods.

We have implemented and continue to implement remediation measures, and we are in the process of identifying any additional appropriate remediation measures.   Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. Any failure to implement our remediation plan or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim financial statements.  Moreover, our failure to remediate the material weakness identified in this Form 10-K or the identification of additional material weaknesses, could adversely affect our stock price and investor confidence.

As noted above, management has determined that the audited financial statements included in this Annual Report on Form 10-K are accurately presented in all material respects in accordance with U.S. GAAP for each period.

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

We assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of these assets may have been impaired. The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2024, in conjunction with its budgeting and forecasting process for fiscal year 2025 and concluded that impairment existed for its reporting unit.  Based on the quantitative assessment in the fourth quarter of 2024, we concluded that it is necessary to record a goodwill and trade name impairments of $40.9 million and $7.7 million, respectively.

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

In addition to the increased legislative and regulatory attention to climate change, customer, investor, and employee expectations in ESG have been rapidly evolving and changing. While we have been committed to continuous improvements to our product portfolio to meet anticipated regulatory standard levels, if customers, regulators or investors demand we increase our greenhouse gas emission or renewable energy disclosures or our ESG initiatives, we may have to implement additional reporting standards and reporting requirements. If we fail to meet customer, investor, or employee expectations, we may be unable to attract or retain our consumer base or talent. Further, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact, or that economic returns will reflect our investments in new product development.

The standards by which ESG efforts and related matters are measured are developing and evolving, and we could be criticized for the scope of our initiatives and goals, or lack thereof. If we fail to comply with the evolving customer or investor or employee expectations and standards, or if we are perceived to have failed to adequately respond to such expectations and standards (including opposition to various ESG practices), we may suffer from reputational damage, which could have an adverse impact on our business or financial condition.

We are exposed to political or country risk inherent in doing business in some countries, including China.

We conduct business in several countries, including Canada, Italy and China. As a result of our global operations, which can vary substantially by country, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs or exit a specific country, including:

•

the burdens of complying with a wide variety of foreign laws and regulations, and the risks of non-compliance, including the increased burden of complying with anti-bribery regulations, such as the Foreign Corrupt Practices Act (“FCPA”) of the United States, and the risk associated with non-compliance with such laws;

•	fluctuations in currency exchange rates;
•	impact of inflation on local economies;
•	import and export license requirements, tariffs, economic sanctions, contractual limitations and other trade barriers;
•	difficulties in managing the geographically remote personnel and changes in labor conditions;
•	the complexities of foreign tax systems and changes in their tax rates and rules;
•	stringent consumer protection and product compliance regulations that are costly to comply with and may vary from country to country;
•	limited protection and enforcement regimes for intellectual property rights in some countries; and
•	increased financial accounting and reporting burdens and complexity.

For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, and other geopolitical risks with respect to China and Taiwan may cause disruptions in the markets and industries we serve and our supply chain and limit our ability to offer our products and services.

If we are unable to effectively adopt or react to the risks posed by and the opportunity presented by, new technology, such as artificial intelligence, machine learning, blockchain or other new approaches to data mining, we may be exposed to risks related to the adoption and application of such technology.

The effective use of new technology is important for our business.  We may face competitive risks related to the adoption and application of new technologies, such as artificial intelligence (AI) and machine learning by our competitors and other market participants. New technology may enhance efficiency or improve product offerings. To remain competitive, we may be required to implement new technology solutions and develop technical expertise to keep pace with technology advancement, industry standards and customer preferences.

Developing and integrating new technologies in our operations may require significant investments, and there is no assurance that these efforts will achieve the intended results. For example, some technological initiatives may not be accepted in the marketplace or may not deliver the anticipated benefits, resulting in accelerated recognition of expenses or loss of competitive advantage. Additionally, if we fail to anticipate or respond to these technological developments in a timely and cost-effective manner, or if our competitors adopt more advanced or cost-effective technologies, our market position could be adversely affected.

Furthermore, reliance on third-party technologies introduces risks outside of our control, including potential challenges related to data privacy, intellectual property rights, and compliance with evolving regulatory standards.

If we are unable to develop or deploy new technologies as effectively or efficiently as our competitors, our business, financial condition, and results of operations could be materially and adversely impacted.

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

Compliance with new and proposed climate disclosure requirements, including the climate change disclosure requirements in various jurisdictions could require significant effort and divert management’s attention and resources, which could adversely affect our operating results. We are also subject to evolving data privacy and cybersecurity laws and regulations (including applicable standards), compliance with which may also increase our costs of doing business.

Changes in, or any failure to comply with, privacy laws, regulations, and standards may adversely affect our business.

Personal privacy and data security have become significant issues in the United States, Europe, China, and in many other jurisdictions in which we operate. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Furthermore, federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy, all of which may be subject to invalidation by relevant foreign judicial bodies.

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

On December 31, 2024, the Holley Stockholder and the Sponsor (together with its affiliates) beneficially own, in the aggregate, approximately 43% of shares of Common Stock, excluding any Warrants exercisable for Common Stock held by Sponsor or its affiliates (or 46% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). As a result of this concentration of stock ownership, these parties acting together have sufficient voting power to effectively control most matters submitted to our stockholders for approval, including director elections and proposed amendments to our certificate of incorporation and bylaws. On July 16, 2021, (the “Closing” and such date, the “Closing Date”), the Company, the Sponsor, certain affiliates of the Sponsor, the Holley Stockholder and Sentinel Capital Partners V, L.P., Sentinel Capital Partners V-A, L.P. and Sentinel Capital Investors V, L.P., controlling affiliates of the Holley Stockholder entered into the Stockholders’ Agreement, pursuant to which the Holley Stockholder and the Sponsor have the right to designate nominees for election to our board of directors subject to certain beneficial ownership requirements.

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

On December 31, 2024, we had an aggregate of 14,633,311 Warrants issued and outstanding, representing the right to purchase an equivalent number of shares of Common Stock. The exercise price of the Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

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

Stock markets, including the NYSE, have from time-to-time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for Common Stock and Warrants, the market price of Common Stock and Warrants may be volatile and could decline significantly, whether or not any price changes are related to matters specific to us. In addition, the trading volume in Common Stock and Warrants may fluctuate and cause significant price variations to occur. If the market price of Common Stock and Warrants declines significantly, stockholders may be unable to resell shares of Common Stock and Warrants at or above the market price of Common Stock and Warrants. We cannot guarantee that the market price of Common Stock and Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this Annual Report;
•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•	additions and departures of key personnel;
•	failure to comply with the requirements of the NYSE;
•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•	future issuances, sales or resales, or anticipated issuances, sales or resales, of Common Stock;
•	perceptions of the investment opportunity associated with Common Stock relative to other investment alternatives;
•	the performance and market valuations of other similar companies;
•	future announcements concerning our business or our competitors’ businesses;
•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•	speculation in the media, social media or investment community;
•	actual, potential or perceived control, accounting or reporting problems;
•	changes in accounting principles, policies and guidelines; and
•

general economic and political conditions, such as inflation, labor shortages, disruption of the supply chain, interest rates, fuel prices and other transportation costs, international currency fluctuations, geopolitical instability, military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, and the possible expansion of such conflicts) or terrorism.

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. The trading price of our common stock has experienced significant volatility. In addition, we and certain of our former executive officers and current management and current management have been named as defendants in a putative securities class action lawsuit. See Litigation in Note 18 “Commitments and Contingencies.”  We could face additional securities litigation class action lawsuits in the future. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

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

On December 31, 2024, the Holley Stockholder and the Sponsor (together with its affiliates) beneficially own, in the aggregate, approximately 43% of our shares of Common Stock, excluding any warrants exercisable for Common Stock held by Sponsor or its affiliates (or 46% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). All shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms the Amended and Restated Registration Rights Agreement, of which the Company entered into with the Sponsor and the Holley Stockholder at the closing of the Business Combination, the Sponsor and the Holley Stockholder have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. The registration statement, which was filed pursuant to these registration rights, and any registration of other shares we may file in the future, enables those securities to be sold in the public market. Any sale by the Holley Stockholder, the Sponsor or other affiliates and stockholders, or any perception in the public markets that such a transaction may occur could cause the market price of our Common Stock and Warrants to decline materially.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until December 31, 2025.

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

Management’s Role

Holley’s information technology team, which is responsible for developing and implementing our cybersecurity program, currently operates under the oversight of our Chief Information Officer (“CIO”). The CIO is generally responsible for managing risks from cybersecurity threats, as well as overseeing the safeguarding and fortification of our networks and systems. The CIO reports directly to the Chief Financial Officer ("CFO"). Combined the two have a proven track record in developing and leading data science teams. The CFO's expertise in business, finance and technology enables him to guide the team in making strategic information technology investments that strike a balance between growth opportunities, risk mitigation and return on investment. The information technology team is comprised of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, penetration testing processes and methodologies, and risk communication and reporting. Our Chief Information Officer (“CIO”) is overseeing our cybersecurity program and is responsible for the management and oversight of Holley’s cybersecurity program.

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

Training and Awareness

We provide awareness training to our employees to help identify, avoid and mitigate cybersecurity threats. Our employees with network access participate annually in required training, including privacy and security training designed to enhance employee awareness of how to detect and respond to cybersecurity threats. We have created an Incident Response Plan that provides our support team with a clear framework for effectively responding to significant incidents.

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

Item 2. Properties

Our corporate headquarters is located at 2445 Nashville Rd, Suite B1, Bowling Green, Kentucky 42101. We lease the property and building where our headquarters is located. Our facility is approximately 74,000 square feet.

We own property at 1801 Russellville Rd, Bowling Green, Kentucky 42101, and is approximately 200,000 square feet. We have a number of leased locations across the United States, Canada and Italy that serve multiple functions, including distribution, engineering, manufacturing, office space, R&D, and retail sales. We have 15 facilities that perform manufacturing of our products and 11 distribution locations. We also have 14 R&D/Engineering facilities designed to develop our new product innovations.

Item 3. Legal Proceedings

See Litigation in Note 18 "Commitments and Contingencies."

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

Holders of Record

As of March 11, 2025, there were approximately 34 stockholders of record of Common Stock, although we believe that a larger number of beneficial owners hold our shares in street name by brokers and other nominees.

Dividend Policy

Holley has never declared or paid any cash dividends on its Common Stock and does not currently anticipate paying any cash dividends in the foreseeable future. Holley may consider declaring and paying a cash dividend in the future; however, there can be no assurance that it will do so.

Issuer Repurchase of Equity Securities

None

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended December 31, 2024.

Stock Performance Graph

The following graph shows a comparison from July 16, 2021, (the date the Company’s common stock commenced trading on the NYSE) through December 31, 2024, of the cumulative total return for the Company's common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), and the Standard & Poor’s Consumer Discretionary (Sector) Index. The graph assumes that $100 was invested in the Company’s common stock at the close of the market on July 16, 2021. In the case of the S&P 500 Index and the S&P Consumer Discretionary Index, the graph assumes that $100 was invested at the close of the market on July 16, 2021, and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

The acquisitions have all been accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and the operations of the acquired entities are included in our historical results for the periods following the closing of the applicable acquisition. See Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our acquisitions and investments.

Business Environment

Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, disruption of the supply chain, and potential tariffs, as well as by geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, and the possible expansion of such conflicts). Our operations have been adversely impacted, and may continue to be adversely impacted, by inflationary pressures primarily related to transportation, labor and component costs. In response to the global supply chain volatility and inflationary impacts, we have attempted to minimize potential adverse impacts on our business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with our suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales mix to lower-margin products, which is offset by our cost cutting and operating efficiency gains. Should the ongoing macroeconomic conditions not improve, or worsen, or if our attempts to mitigate the impact on our supply chain, operations and costs is not successful, our business, results of operations and financial condition may be adversely affected.

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

Restructuring Costs

Restructuring costs consist of professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to restructuring.

Impairment of Indefinite-lived Assets

Impairment of indefinite-lived assets relates to indefinite-live trade name impairment charges.

Impairment of Goodwill

Impairment of goodwill relates to goodwill impairment charges.

Loss on Sale of Assets

Loss on sale of assets relates to the loss incurred related to the sale of Detroit Speed Engineering.

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. On December 31, 2024, $560.9 million was outstanding under the Credit Agreement. Interest is based on the SOFR or prime rate, plus the applicable margin rate.

Results of Operations

Year Ended December 31, 2024 Compared With Year Ended December 31, 2023

The table below presents our results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands):

	For the years ended December 31,
	2024	2023	Change ($)	Change (%)
Net sales	$602,224	$659,704	$(57,480)	(8.7)%
Cost of goods sold	363,680	403,615	(39,935)	(9.9)%
Gross profit	238,544	256,089	(17,545)	(6.9)%
Selling, general, and administrative	132,149	120,244	11,905	9.9%
Research and development costs	18,710	23,844	(5,134)	(21.5)%
Amortization of intangible assets	13,884	14,557	(673)	(4.6)%
Impairment of indefinite-lived intangible assets	7,695	—	7,695	100.0%
Impairment of goodwill	40,906	—	40,906	100.0%
Loss on sale of assets	9,234	—	9,234	100.0%
Restructuring costs	1,566	2,641	(1,075)	(40.7)%
Other expense	(268)	765	(1,033)	(135.0)%
Operating income	14,668	94,038	(79,370)	(84.4)%
Change in fair value of warrant liability	(7,570)	4,111	(11,681)	nm
Change in fair value of earn-out liability	(2,333)	2,303	(4,636)	(nm
Loss (gain) on early extinguishment of debt	141	(701)	842	(120.1)%
Interest expense	50,690	60,746	(10,056)	(16.6)%
Income (loss) before income taxes	(26,260)	27,579	(53,839)	(195.2)%
Income tax expense (benefit)	(3,025)	8,399	(11,424)	(136.0)%
Net income (loss)	(23,235)	19,180	(42,415)	(221.1)%
Foreign currency translation adjustment	(452)	234	(686)	(293.2)%
Total comprehensive income (loss)	$(23,687)	$19,414	$(43,101)	(222.0)%

Net Sales

Net sales for the year ended December 31, 2024, decreased $57.5 million, or 8.7%, to $602.2 million as compared to $659.7 million for the year ended December 31, 2023. Lower sales volume resulted in a decrease of approximately$67.7 million offset partially by improved price realization of approximately $10.2 million compared to the prior year period. Major categories driving the comparable year-over-year results include a decrease in electronic systems sales of $33.4 million (11.6% category decline), a decrease in mechanical systems sales of $11.5 million (7.3% category decline), a decrease in accessories sales of $10.6 million (10.7% category decline) and a decrease in exhaust system sales of $6.3 million (10.5% category decline.) This was partially offset by an increase in safety products sales of $4.2 million (7.5% category incline).

The table below presents our net sales for the year ended December 31, 2024 and 2023, as well as sales related to divestitures and sales part of our strategic product rationalization project. The divestitures sales relate to divested businesses prior to the divestiture date. The divestitures include Detroit Speed Engineering, Gear FX and Proforged. The strategic product rationalization sales relate to discontinued SKUs.

	For the year ended December 31,
	2024	2023
Net Sales	$602,224	$659,704
Divestitures	12,821	13,437
Strategic Product Rationalization	13,953	7,298

Cost of Goods Sold

Cost of goods sold for year ended December 31, 2024, decreased $39.9 million, or 9.9%, to $363.7 million as compared to $403.6 million for the year ended December 31, 2023. The decrease in cost of goods sold during the year ended December 31, 2024, resulted from a 8.7% decrease in product sales and lower freight costs, partially offset by $8.2 million of strategic product rationalization charge that is part of a portfolio transformation aimed at eliminating unprofitable or slow-moving stock keeping units ("SKUs"), which was completed in the first quarter of 2024.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2024, decreased $17.5 million, or 6.9%, to $238.5 million as compared to $256.1 million for the year ended December 31, 2023. Gross margin for the year ended December 31, 2024, was 39.6% as compared to a gross margin of 38.8% for the year ended December 31, 2023. The decrease in gross profit was primarily due to lower sales volume and a $8.2 million related to the strategic product rationalization charge. The improvement in gross margin was largely driven by cost to serve efforts related to lower freight costs and improved warranty performance, as well as reduced write-downs for excess and obsolete inventory, partially offset by the million related to the strategic product rationalization charge.

Selling, General and Administrative

Selling, general and administrative costs for the year ended December 31, 2024, increased $11.9 million, or 9.9%, to $132.2 million as compared to $120.2 million for the year ended December 31, 2023. When expressed as a percentage of sales, selling, general and administrative costs increased to 21.9% of sales for the year ended December 31, 2024, compared to 18.2% of sales in 2023. The net increase in selling, general and administrative costs was predominately driven by a $2.0 million reserve related to litigation settlements, an increase in marketing and advertising to support growth, and incremental spend related to advisory services supporting transformation initiatives.  These increases were partially offset by furloughs and temporary headcount reductions from earlier in the year, reflecting resource allocation efforts for portfolio development optimization

Research and Development Costs

Research and development costs for the year ended December 31, 2024, decreased $5.1 million, or 21.5%, to $18.7 million as compared to $23.8 million for the year ended December 31, 2023. The decrease was primarily due to headcount reductions, reflecting the implementation of resource allocation efforts in support of portfolio development optimization.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets for the year ended December 31, 2024, decreased $0.7 million, or 4.6%, to $13.9 million as compared to $14.6 million for the year ended December 31, 2023.

Impairment of Indefinite-lived Assets

Impairment of indefinite-lived assets for the year ended December 31, 2024 was $7.7 million, which related to our tradenames. Refer to Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our recognition of impairment charges.

Impairment of Goodwill

Impairment of goodwill for the year ended December 31, 2024  was $40.9 million.  Refer Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our recognition of impairment charges.

Loss on Sale of Assets

Loss on sale of assets for the year ended December 31, 2024 was $9.2 million, which relates to the sale of Detroit Speed Engineering.

Restructuring Costs

Restructuring costs for the year ended December 31, 2024, decreased $1.1 million to $1.6 million, as compared to $2.6 million for the year ended December 31, 2023, reflecting a reduction in restructuring and integration activities associated with acquisitions.

Operating Income

As a result of factors described above, operating income for the year ended December 31, 2024, decreased $79.3 million, or 84.4%, to $14.7 million as compared to $94.0 million for the year ended December 31, 2023, which is primarily attributable to the $48.6 million impairment charges.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2024, we recognized a gain of $7.6 million due to the change in fair value of the warrant liability. This compares to a loss of $4.1 million for the year ended December 31, 2023, a period during which Holley's stock price increased. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the year ended December 31, 2024, we recognized a gain of $2.3 million due to the change in fair value of the earn-out liability, which reflects a decrease in Holley's stock price during 2024. This compares to a loss of $2.3 million for the year ended December 31, 2023, a period during which Holley's stock price increased. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.

Loss (Gain) on Early Extinguishment of Debt

For the year ended December 31, 2024, we recognized a loss of $0.1 million on the early extinguishment of debt as compared to a gain of $0.7 million for the year ended December 31, 2023. The loss in the year ended December 31, 2024 was recognized on the repurchase of $25.0 million of our first lien term loan at a discount to par, net of the write-off of unamortized debt issuance costs. The gain in the year ended December 31, 2023 was recognized on the repurchase of $38.8 million of our first lien term loan at a discount to par, net of the write-off of unamortized debt issuance costs (refer to Note 7, “Debt” for further discussion).

Interest Expense (Benefit)

Interest expense for the year ended December 31, 2024, decreased $10.1 million, or 16.6%, to $50.7 million as compared to $60.8 million for the year ended December 31, 2023, reflecting a lower outstanding debt balances, offset in part by a higher effective interest rate on outstanding debt. The Company recognized $1.1 million of interest income and $1.2 million of interest expense related to the interest rate collar for the year ended December 31, 2024 and 2023, respectively.

Income (Loss) before Income Taxes

As a result of factors described above, we recognized $26.3 million of loss before income taxes for the year ended December 31, 2024, as compared to net income before income taxes of $27.6 million for the year ended December 31, 2023.

Income Tax Expense (Benefit)

We recognized income tax benefit of $3.0 million for the year ended December 31, 2024, as compared to income tax expense of $8.4 million for the year ended December 31, 2023. The effective tax rate was 11.5% and 30.5% for the years ended December 31, 2024 and 2023, respectively. The difference between the effective tax rate and the federal statutory rate in 2024 was primarily due to permanent differences resulting from state income taxes, foreign rate differentials, compensation limits with respect to covered employees, goodwill asset impairment, valuation allowance and the change in fair value of warrant and earn-out liabilities. The difference between the effective tax rate and the federal statutory rate in 2023 was primarily due to permanent differences resulting from state income taxes, foreign rate differentials, compensation limits with respect to covered employees, and the change in fair value of warrant and earn-out liabilities

Net Income (Loss) and Total Comprehensive Income (Loss)

As a result of factors described above, we recognized net loss of $23.2 million for the year ended December 31, 2024, as compared to net income of $19.2 million for the year ended December 31, 2023. Additionally, we recognized total comprehensive loss of $23.7 million for the year ended December 31, 2024, as compared to total comprehensive income of $19.4 million for the year ended December 31, 2023. Comprehensive income includes the effect of foreign currency translation.

Year Ended December 31, 2023 Compared With Year Ended December 31, 2022

The table below presents our results of operations for the years ended December 31, 2023 and 2022 (dollars in thousands):

	For the years ended December 31,
	2023	2022	Change ($)	Change (%)
Net sales	$659,704	$688,415	$(28,711)	(4.2%)
Cost of goods sold	403,615	434,757	(31,142)	(7.2%)
Gross profit	256,089	253,658	2,431	1.0%
Selling, general, and administrative	120,244	150,728	(30,484)	(20.2%)
Research and development costs	23,844	29,083	(5,239)	(18.0%)
Amortization of intangible assets	14,557	14,683	(126)	(0.9%)
Impairment of indefinite-lived intangible assets	—	2,395	(2,395)	(100.0%)
Acquisition and restructuring costs	2,641	4,513	(1,872)	(41.5%)
Other operating expense	765	1,514	(749)	(49.5%)
Operating income	94,038	50,742	43,296	85.3%
Change in fair value of warrant liability	4,111	(57,021)	61,132	nm
Change in fair value of earn-out liability	2,303	(10,731)	13,034	nm
Gain on early extinguishment of debt	(701)	—	(701)	(100.0%)
Interest expense	60,746	40,227	20,519	51.0%
Income before income taxes	27,579	78,267	(50,688)	nm
Income tax expense	8,399	4,493	3,906	86.9%
Net income	19,180	73,774	(54,594)	nm
Foreign currency translation adjustment	234	(990)	1,224	(123.6%)
Pension liability gain	—	302	(302)	(100.0%)
Total comprehensive income	$19,414	$73,086	$(53,672)	nm

Net Sales

Net sales for the year ended December 31, 2023, decreased $28.7 million, or 4.2%, to $659.7 million as compared to $688.4 million for the year ended December 31, 2022. The decline in sales was driven by supply chain constraints in electronic components and a return to the sales trends experienced prior to the increased demand experienced during the COVID-19 pandemic. As a result, lower unit volume drove a decrease of approximately $42.3 million that was partially offset by improved price realization of approximately $13.6 million compared to the prior year period. Comparable year-over-year results by category include a decrease in safety products sales of $9.4 million (14.3% category decline), a decrease in accessories sales of $9.3 million (8.6% category decline), a decrease in mechanical systems sales of $7.6 million (4.6% category decline), a decrease in exhaust system sales of $6.8 million (10.2% category decline), and electronic systems sales growth of $4.4 million (1.5% category growth).

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

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from or included in these metrics are significant components in understanding and assessing our financial performance. These metrics should not be considered as alternatives to net income, gross profit, net cash provided by operating activities, or any other performance measures, as applicable, derived in accordance with GAAP.

Adjusted EBITDA

We define EBITDA as earnings before depreciation, amortization of intangible assets, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude, to the extent applicable, restructuring costs, which includes transaction fees and expenses, termination related benefits, facilities relocation, and executive transition costs; changes in the fair value of the warrant liability; changes in the fair value of the earn-out liability; equity-based compensation expense; impairment of goodwill and indefinite-lived intangible assets; loss on assets sold; loss or (gain) on the early extinguishment of debt; related party acquisition and management fee costs; notable items that we do not believe are reflective of operating performance, which for the year ended December 31, 2024, includes; $2.0 million legal settlement accrual, costs incurred for advisory services related to identifying performance initiatives, for the year ended December 31, 2023, includes certain costs incurred for advisory services related to identifying performance initiatives, and for the year ended December 31, 2022, included a non-cash adjustment related to the adoption of ASC Topic 842, “Leases,” and legal fees and costs related to a settlement; and other expenses or gains, which for the year ended December 31, 2022, includes a $1.0 million loss on the sale of a business and for all periods includes net gains or losses from disposal of fixed assets, franchise taxes, and gains or losses from foreign currency transactions.

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

The following unaudited table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA,  Adjusted EBITDA and Adjusted EBITDA Margin for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Net income (loss)	$(23,235)	$19,180	$73,774
Adjustments:
Depreciation	10,551	10,308	10,107
Amortization of intangible assets	13,884	14,557	14,683
Interest expense, net	50,690	60,746	40,227
Income tax expense (benefit)	(3,025)	8,399	4,493
EBITDA	48,865	113,190	143,284
Restructuring costs	1,372	2,641	4,513
Change in fair value of warrant liability	(7,570)	4,111	(57,021)
Change in fair value of earn-out liability	(2,333)	2,303	(10,731)
Equity-based compensation expense	5,170	7,291	24,395
Impairment of indefinite-lived intangible assets	7,695	—	2,395
Impairment of goodwill	40,906	—	—
Loss on assets sold	9,234	—	—
(Gain) loss on early extinguishment of debt	141	(701)	—
Notable items	7,100	1,285	1,838
Other expense	(86)	765	477
Adjusted EBITDA	$110,494	$130,885	$109,150

Adjusted EBITDA for 2024 and 2023 includes the impact of an $8.2 million and $(0.8) million, respectively, non-cash charge related to a previously announced strategic product rationalization. For 2024, Adjusted EBITDA includes $1.7 million benefit also related to the strategic product rationalization, netting to $6.5 million non-cash charge.

Adjusted Net Income and Adjusted Diluted EPS

We define Adjusted Net Income as earnings excluding the after-tax effect of changes in the fair value of the warrant liability, changes in the fair value of the earn-out liability, impairment of goodwill and indefinite-lived intangible assets, loss on sale of assets, and gain or loss on the early extinguishment of debt. We define Adjusted Diluted EPS as Adjusted Net Income on a per share basis. Management uses these measures to focus on on-going operations and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results. We believe that using this information, along with net income and net income per diluted share, provides for a more complete analysis of the results of operations.

The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Net income (loss)	$(23,235)	$19,180	$73,774
Special items:
Adjust for: Change in fair value of warrant liability	(7,570)	4,111	(57,021)
Adjust for: Change in fair value of earn-out liability	(2,333)	2,303	(10,731)
Adjust for: Impairment of indefinite-lived intangible assets	7,695	-	2,395
Adjust for: Impairment of goodwill	40,906	-	-
Adjust for: Loss on sale of assets	9,234	-	-
Adjust for: Loss (gain) on early extinguishment of debt	141	(701)	-
Adjusted Net Income	$24,838	$24,893	$8,417

	For the years ended December 31,
	2024	2023	2022
Net income (loss) per diluted share	$(0.20)	0.16	$0.63
Special items:
Adjust for: Change in fair value of warrant liability	(0.06)	0.03	(0.48)
Adjust for: Change in fair value of earn-out liability	(0.03)	0.02	(0.09)
Adjust for: Impairment of indefinite-lived intangible assets	0.06	-	0.02
Adjust for: Impairment of goodwill	0.35	-	-
Adjust for: Loss on sale of assets	0.08	-	-
Adjust for: Loss (gain) on early extinguishment of debt	-	-	-
Adjusted Diluted EPS	$0.20	$0.21	$0.08

We define Free Cash Flow as net cash provided by operating activities minus cash payments for capital expenditures, net of dispositions. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.

The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$46,899	$88,092	$12,312
Capital expenditures	(6,804)	(5,934)	(13,590)
Proceeds from the disposal of fixed assets	1,726	1,481	888
Cash paid for acquisitions, net	—	—	(14,301)
Free Cash Flow	$41,821	$83,639	$(14,691)

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

On December 31, 2024, we had cash of $56.1 million and availability of $97.8 million under our revolving credit facility. We have a senior secured revolving credit facility with $100 million in borrowing capacity. On December 31, 2024, we had $2.2 million in letters of credit outstanding under the revolving credit facility. In March 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increased the Total Leverage Ratio applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023, to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024. During the year ended December 31, 2024, the Company successfully exited the Covenant Relief Period.

We are obligated under various operating leases for facilities, equipment, and automobiles with estimated lease payments of approximately $6.4 million, including short-term leases, due in fiscal year 2025. See Note 15, "Lease Commitments" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our lease obligations.

Our capital expenditures for the year ended December 31, 2024 of $6.8 million are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures of up to $16 million in fiscal year 2025.

See Note 7, "Debt" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail of our credit facility and the timing of principal maturities. On December 31, 2024, based on the then current weighted average interest rate of 8.4%, expected interest payments associated with outstanding debt totaled approximately $47.3 million for fiscal year 2025.

As discussed under “Business Environment” above, although the future impact of supply chain disruptions, potential tariffs and inflationary pressures are highly uncertain, we believe that our current operating performance, operating plan, cash position, and borrowings available under our revolving credit facility will be sufficient to satisfy our liquidity needs and capital expenditure requirements for at least the next twelve months and thereafter for the foreseeable future.

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Cash flows provided by operating activities	$46,899	$88,092	$12,312
Cash flows (used in) provided by investing activities	2,021	(4,453)	(25,037)
Cash flows (used in) provided by financing activities	(34,605)	(69,008)	2,850
Effect of foreign currency rate fluctuations on cash	691	300	(300)
Net (decrease) increase in cash and cash equivalents	$15,006	$14,931	$(10,175)

Operating Activities. Cash provided by operating activities for the year ended December 31, 2024, was $46.9 million compared to cash provided by operating activities of $88.1 million for the year ended December 31, 2023. Cash provided by inventory of $38.2 million for the year ended December 31, 2023 decreased to cash used by inventory of $16.6 million for the year ended December 31, 2024, resulting in a decrease of operating cash flows due to inventory of $54.8 million. Offsetting this decrease were increases in cash provided by accrued interest, accounts receivable, and accounts payable of $5.1 million, $13.0 million, and $2.9 million, respectively. The changes in accounts receivable, accounts payable, and inventory are impacted by fluctuations in sales and accrued interest, accounts receivable and accounts payable are impacted by the timing of receipts and payments.

Cash provided by operating activities for the year ended December 31, 2023, was $88.1 million compared to cash provided by operating activities of $12.3 million for the year ended December 31, 2022. Cash provided by inventory and prepaids and other current assets increased by $96.6 million and $1.4 million, respectively. Offsetting these increases were decreases in cash used by accrued interest, accounts receivable, and accounts payable of $8.2 million, $6.1 million, and $0.9 million, respectively. The changes in accounts receivable, accounts payable, and inventory are impacted by fluctuations in sales and accrued interest, accounts receivable and accounts payable are impacted by the timing of receipts and payments.

Investing Activities. Cash provided by investing activities for the year ended December 31, 2024, was $2.0 million, primarily relating to the sales of Detroit Speed Engineering, which was partially offset by capital expenditures of $6.8 million. Cash used in investing activities for the year ended December 31, 2023, was $4.5 million, primarily relating to capital expenditures of $5.9 million. For the year ended December 31, 2022, cash used in investing activities was $25.0 million, primarily relating to acquisitions of $14.3 million and capital expenditures of $13.6 million.

Financing Activities. Cash used in financing activities for the year ended December 31, 2024, was $34.6 million, which primarily reflected principal payments on long-term debt. Cash used in financing activities for the year ended December 31, 2023, was $69.0 million, which primarily reflected principal payments on long-term debt. Cash provided by financing activities for the year ended December 31, 2022, was $2.9 million, which primarily reflected net borrowings on long-term debt.

Working Capital. On December 31, 2024, working capital was $202.2 million compared to $203.6 million on December 31, 2023. For the year ended December 31, 2024, prepaids and other current assets decreased by $3.1 million and accrued liabilities decreased by $1.1 million. Offsetting this decrease in working capital was an increase in cash of $15.0 million.

Holley’s working capital on December 31, 2023, decreased $20.1 million from $223.7 million on December 31, 2022. For the year ended December 31, 2023, inventories decreased by $41.3 million. Offsetting this decrease in working capital was an increase in cash of $14.9 million.

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

Fair Value of Acquired Assets and Liabilities

Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of significant judgment regarding estimates and assumptions. The same applies to assigning fair market values to the liabilities assumed in the Business Combination at the date of the transaction and at each reporting date thereafter. While the ultimate responsibility resides with management, for certain acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long- lived assets, and liabilities assumed in the Business Combination. Acquired intangible assets, excluding goodwill, are valued using various methodologies including discounted cash flows, relief from royalty, and multiperiod excess earnings depending on the type of intangible asset purchased. These methodologies incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates. We use a Monte Carlo simulation model to estimate the fair value of our Private Warrants and earn-out liability assumed in the Business Combination, which requires certain subjective inputs and assumptions, including expected common stock price volatility, expected term, and risk-free interest rates. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities. See Note 10, "Fair Value Measurements" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our assets and liabilities measured at fair value.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable.

Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment and perform a quantitative impairment test. The estimate of the fair value of our reporting unit is based on the best information available as of the date of the assessment. We base our fair value estimate on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We generally use a blended analysis of the present value of discounted cash flows and the market valuation approach. The discounted cash flow model uses the present values of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital. The market valuation approach indicates the fair value of a reporting unit based on a comparison to comparable publicly traded firms in similar businesses. Estimates used in the market value approach include the identification of similar companies with comparable business factors. These key assumptions are inherently uncertain and require a high degree of estimation and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends and the timing and success of strategic initiatives. Changes in economic and operating conditions impacting the assumptions we made could result in additional goodwill impairment in future periods. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2024, in conjunction with its budgeting and forecasting process for fiscal year 2024 and concluded that impairment existed for its reporting unit.  Immediately prior to the goodwill impairment analysis in the fourth quarter of fiscal year 2024, the carrying value of goodwill was $413.2 million, which was ascribed to one reporting unit. For the fiscal 2024 impairment analysis, the Company performed a quantitative assessment for its reporting unit. The estimated fair value of the reporting unit was below its carrying value based on the analysis performed by 4%. As a result of this evaluation, a pre-tax impairment of $40.9 million was recognized on goodwill. As of December 31, 2024, the carrying value of goodwill was reduced to $372.3  million.

During our annual impairment assessment and in subsequent interim quarters, we review events that occur or circumstances that change, including the macroeconomic environment, our business performance and our market capitalization, to determine if a quantitative impairment assessment is necessary. If assumptions are not achieved or market conditions decline, potential impairment charges could result. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (i.e., as a result of changes in interest rates or other conditions), lower than expected sales and profit growth rates, changes in industry EBITDA multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer.

Intangible assets include trade names, customer relationships and developed technology obtained through business acquisitions. Acquired finite-lived tangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Indefinite life intangible assets are not amortized but are tested for impairment at least annually or more often if circumstances indicate that the carrying amounts may not be recoverable. During the fourth quarter of 2024, a quantitative assessment of indefinite life intangible assets identified certain tradenames for which the carrying amounts might not be recoverable. As a result of this evaluation, a pre-tax impairment of $7.7 million was recognized on certain indefinite-lived tradenames.

Recent Accounting Pronouncements

For a discussion of Holley’s new or recently adopted accounting pronouncements, see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate some of the effects of increases in interest rates. On December 31, 2024 the Company had $560.9 million of floating-rate debt outstanding under the Credit Agreement with a weighted average borrowing rate of 8.4%. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.6 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $5.6 million decrease to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. On December 31, 2024, the majority of the Company’s cash and cash equivalents consisted of cash balances in non-interest-bearing checking accounts which exceed the insurance coverage provided on such deposits. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. On December 31, 2024, the Company was exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euros and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and it has been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. We believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended  December 31, 2024 in accordance with U.S. GAAP.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weakness described below. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

We concluded that we did not have sufficient resources with the appropriate accounting expertise that resulted in a lack of adequate controls with respect to the preparation and precision of review of reconciliations, manual journal entries and third party reports supporting journal entries. Accordingly, management has determined that this control deficiency constituted a material weakness.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods.

Remediation Plan

Following the identification of the material weakness, and with the oversight of the Audit Committee of our Board of Directors, we have commenced and will continue to implement remediation efforts to enhance our environmental controls, which are described below.

●	Hiring and augmenting our accounting team with knowledgeable and qualified accounting and finance professionals.
●	Engaging a third-party expert to conduct an external evaluation, provide recommended options, support, and validate our approach.
●	Enhancing related policies and process documentation, redesigning existing controls or implementing new controls, and improving the skills of process owners.
●	Implementation of a reconciliation and review tool.
●	Training process owners, evaluating the adoption of revised policies and procedures, and monitoring results.
●	Developing and maintaining documentation to promote knowledge transfer upon personnel and function changes.

We are committed to successfully implementing the remediation plan as promptly as possible and believe that these actions will remediate the material weakness. Our plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See Risk Factors—Risks Related to Our Business and Industry.

(c)	Changes in Internal Control Over Financial Reporting

Our plans for remediating the material weaknesses described above will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will appear in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will appear in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will appear in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will appear in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will appear in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Holley Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2024, 2023, and 2022

		Charged		Charged
	Balance at	(Credited)	Reserves	Against	Balance at
	Beginning of	to Costs and	from	Allowances	End of
	Period	Expenses	Acquisitions	(1) (2)	Period
Accounts receivable reserve:
Year ended December 31, 2022:
Bad debt reserve	$956	$878	$—	$672	$1,162
Cash discount reserve	430	5,941	—	5,983	388
Year ended December 31, 2023:
Bad debt reserve	1,162	1,016	—	1,122	1,056
Cash discount reserve	388	5,991	—	5,858	521
Year ended December 31, 2024:
Bad debt reserve	1,056	1,343	—	705	1,694
Cash discount reserve	521	5,238	—	5,427	332

Inventory valuation reserve:
Year ended December 31, 2022:
Expired and obsolete reserve	26,280	13,410	—	1,156	38,534
Year ended December 31, 2023:
Expired and obsolete reserve	38,534	1,802	—	6,362	33,974
Year ended December 31, 2024:
Expired and obsolete reserve	33,974	11,057	—	9,889	35,142
(1) Write-off of uncollectible accounts, net of recoveries.
(2) Write-off of obsolete inventory, net of inventory adjustments.

(3)	Exhibits:

See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None

HOLLEY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Holley Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Holley Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020

Cincinnati, Ohio

March 14, 2025

HOLLEY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$56,087	$41,081
Accounts receivable, less allowance for credit losses of $2,026 and $1,577, respectively	36,123	48,360
Inventory	192,523	192,260
Prepaids and other current assets	12,614	15,665
Total current assets	297,347	297,366
Property, plant, and equipment, net	40,983	47,206
Goodwill	372,340	419,056
Other intangibles assets, net	386,676	410,465
Right-of-use assets	35,974	29,250
Total assets	$1,133,320	$1,203,343
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$44,781	$43,692
Accrued interest	-	455
Accrued liabilities	43,190	42,129
Current portion of long-term debt	7,201	7,461
Total current liabilities	95,172	93,737
Long-term debt, net of current portion	545,385	576,710
Warrant liability	813	8,383
Earn-out liability	1,148	3,479
Deferred taxes	37,391	53,542
Other noncurrent liabilities	32,259	26,341
Total liabilities	712,168	762,192
Commitments and contingencies (Refer to Note 18 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 118,748,697 and 117,707,280 shares issued and outstanding on December 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	377,557	373,869
Accumulated other comprehensive loss	(1,162)	(710)
Retained earnings	44,745	67,980
Total stockholders' equity	421,152	441,151
Total liabilities and stockholders' equity	$1,133,320	$1,203,343

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2024	2023	2022
Net sales	$602,224	$659,704	$688,415
Cost of goods sold	363,680	403,615	434,757
Gross profit	238,544	256,089	253,658
Selling, general, and administrative	132,149	120,244	150,728
Research and development costs	18,710	23,844	29,083
Amortization of intangible assets	13,884	14,557	14,683
Impairment of indefinite-lived intangible assets	7,695	-	2,395
Impairment of goodwill	40,906	-	-
Restructuring costs	1,566	2,641	4,513
Loss on sale of assets	9,234	-	1,037
Other operating expense (income)	(268)	765	477
Total operating expense	223,876	162,051	202,916
Operating income	14,668	94,038	50,742
Change in fair value of warrant liability	(7,570)	4,111	(57,021)
Change in fair value of earn-out liability	(2,333)	2,303	(10,731)
Loss (gain) on early extinguishment of debt	141	(701)	-
Interest expense, net	50,690	60,746	40,227
Total non-operating expense (income)	40,928	66,459	(27,525)
Income (loss) before income taxes	(26,260)	27,579	78,267
Income tax expense (benefit)	(3,025)	8,399	4,493
Net income (loss)	$(23,235)	$19,180	$73,774
Comprehensive income (loss):
Foreign currency translation adjustment	(452)	234	(990)
Pension liability gain	-	-	302
Total other comprehensive income (loss)	(452)	234	(688)
Total comprehensive income (loss)	$(23,687)	$19,414	$73,086
Common Share Data:
Weighted average common shares outstanding - basic	118,441,580	117,378,854	116,762,928
Weighted average common shares outstanding - diluted	118,441,580	118,510,800	117,248,296
Basic net income (loss) per share	$(0.20)	$0.16	$0.63
Diluted net income (loss) per share	$(0.20)	$0.16	$0.14

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock			Accumulated	Retained
			Additional	Other	Earnings
			Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Gain (Loss)	Deficit)	Total
Balance on December 31, 2021	115,807,337	$12	$329,705	$(256)	$(24,974)	$304,487
Net income	—	—	—	—	73,774	73,774
Equity compensation	—	—	24,395	—	—	24,395
Foreign currency translation	—	—	—	(990)	—	(990)
Pension liability adjustment	—	—	—	302	—	302
Issuance of vested Earn-Out Shares	1,093,750	—	14,689	—	—	14,689
Warrants exercised	33,333	—	383	—	—	383
Tax withholding related to vesting of restricted stock units	—	—	(1,050)	—	—	(1,050)
Issuance of shares for restricted stock units	213,577	—	—	—	—	—
Balance on December 31, 2022	117,147,997	12	368,122	(944)	48,800	415,990
Net income	—	—	—	—	19,180	19,180
Equity compensation	—	—	7,291	—	—	7,291
Foreign currency translation	—	—	—	234	—	234
Tax withholding related to vesting of restricted stock units	—	—	(1,544)	—	—	(1,544)
Issuance of shares for restricted stock units	559,283	—	—	—	—	—
Balance on December 31, 2023	117,707,280	12	373,869	(710)	67,980	441,151
Net loss	—	—	—	—	(23,235)	(23,235)
Equity compensation	—	—	5,170	—	—	5,170
Foreign currency translation	—	—	—	(452)	—	(452)
Tax withholding related to vesting of restricted stock units	—	—	(1,482)	—	—	(1,482)
Issuance of shares for restricted stock units	1,041,417	—	—	—	—	—
Balance on December 31, 2024	118,748,697	$12	$377,557	$(1,162)	$44,745	$421,152

See accompanying notes to consolidated financial statements.

HOLLEY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$(23,235)	$19,180	$73,774
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	10,551	10,308	10,107
Amortization of intangible assets	13,884	14,557	14,683
Impairment of indefinite-lived intangible assets	7,695	-	2,395
Impairment of goodwill	40,906	-	-
Amortization of deferred loan costs	1,756	1,780	1,707
Amortization of right of use assets	5,234	5,480	5,666
Gain on termination of leases	-	-	(279)
Fair value adjustments to warrant liability	(7,570)	4,111	(57,021)
Fair value adjustments to earn-out liability	(2,333)	2,303	(10,731)
Fair value adjustments to interest rate collar	(1,104)	1,164	-
Equity compensation	5,170	7,291	24,395
Change in deferred taxes	(16,151)	(4,848)	(11,655)
Loss on sale assets	9,234	-	1,037
Loss (gain) on early extinguishment of long-term debt	141	(701)	-
Loss (gain) on disposal of property, plant and equipment	(568)	(192)	253
Provision for inventory reserves	11,057	1,802	13,410
Provision for credit losses	1,343	1,016	878
Change in operating assets and liabilities:
Accounts receivable	10,756	(2,280)	3,777
Inventories	(16,557)	38,199	(58,406)
Prepaids and other current assets	2,979	2,555	1,142
Accounts payable	1,233	(1,626)	(740)
Accrued interest	(455)	(5,539)	2,635
Accrued and other liabilities	(7,067)	(6,468)	(4,715)
Net cash provided by operating activities	46,899	88,092	12,312
INVESTING ACTIVITIES:
Capital expenditures	(6,804)	(5,934)	(13,590)
Proceeds from the disposal of fixed assets	1,726	1,481	888
Proceeds from sale of business	7,099	-	1,966
Cash paid for acquisitions, net	-	-	(14,301)
Net cash (used in) provided by investing activities	2,021	(4,453)	(25,037)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	-	-	37,000
Principal payments on long-term debt	(32,444)	(66,038)	(33,483)
Deferred financing fees	(679)	(1,427)	-
Payments from stock-based award activities	(1,482)	(1,543)	(1,050)
Proceeds from issuance of common stock in connection with the exercise of Warrants	-	-	383
Net cash (used in) provided by financing activities	(34,605)	(69,008)	2,850
Effect of foreign currency rate fluctuations on cash	691	300	(300)
Net change in cash and cash equivalents	15,006	14,931	(10,175)
Cash and cash equivalents:
Beginning of period	41,081	26,150	36,325
End of period	$56,087	$41,081	$26,150
Supplemental disclosures of cash flow information:
Cash paid for interest	$52,160	$64,693	$36,868
Cash paid for income taxes	11,142	16,041	6,834
Noncash investing and financing activities:
Property and equipment additions included in accounts payable	$1,134	$-	$-
Vested Earn-Out Shares issued to Empower Sponsor Holdings LLC	$-	$-	$14,689

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

The Company consummated a Business Combination in 2021 pursuant to the Merger Agreement, by and among Empower, Merger Sub I, Merger Sub II, and Holley Intermediate on the Closing Date. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP in which Holley Intermediate was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes. On the Closing Date, Empower changed its name to Holley Inc. and its trading symbol on the NYSE from “EMPW” to “HLLY.”

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

Risks and Uncertainties

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, and disruption of the supply chain, as well as by geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, and the possible expansion of such conflicts). The Company's operations have been adversely impacted by inflationary pressures primarily related to transportation, labor and component costs. Sales growth in certain products has been constrained by supply chain challenges. In response to the global supply chain volatility and inflationary impacts, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and by closely monitoring inventory levels of certain products and working closely with its suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increase our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents include cash and deposits, including an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250. The Company maintains deposits exceeding $250 in certain accounts at financial institutions in the United States. On  December 31, 2024 and 2023, the Company had cash in foreign bank accounts of $5,605 and $4,975, respectively. Cash and cash equivalent in foreign bank accounts are primarily held in Italy. Italian deposits are insured up to €100 per depositor, per bank. The Company maintains deposits exceeding €100 in certain accounts at financial institutions in Italy. The Company has not incurred any losses in these accounts.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represent amounts due from customers in the ordinary course of business. The receivables are stated at the amount management expects to collect. The Company is subject to risk of loss from uncollectible receivables in excess of its allowance. The Company maintains an allowance for credit losses for estimated losses from customers’ inability to make required payments. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns. Accounts are written off when management determines the account is uncollectable. Interest is not charged on past due accounts. Accounts receivable, less allowance was $36,123 , $48,360 and $47,083 as of December 31, 2024, 2023 and 2022, respectively.

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

As part of separate business acquisitions, the Company’s customer relationships, technology and certain tradenames were identified as definite-lived intangible assets. The customer relationship intangible assets are being amortized over a ten to twenty-five year life based on the attrition rate of customers with a weighted-average amortization period of 23.6 years. The technology intangible assets are being amortized over a five to twenty year life based on the lifecycle of previous technology with a weighted-average amortization period of 12.1 years. The tradenames are being amortized over a fifteen to twenty year life based on the estimated life of the tradename with a weighted-average amortization period of 19.2 years. The weighted-average amortization period for all amortizable intangibles on a combined basis is 22.5 years.

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

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company's term loans are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the term loans. These fees and costs are being amortized using the effective interest method over the term of the related loans and are included in interest expense in the Company's consolidated statements of comprehensive income (loss). If the debt is retired before its scheduled maturity date, any remaining unamortized debt issuance costs are written off in the period the debt is retired as a non-operating expense in the statement of operations as loss on the early extinguishment of debt. For the years ended 2024, 2023 and 2022, the amortization of debt issuance costs included in interest expense was $1,756, $1,780, and $1,707, respectively.

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

Product Warranty

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and are recorded at the time of the sale. These obligations are recorded within accrued liabilities in the consolidated balance sheets (see also Note 18, “Commitments and Contingencies” for additional information on warranty reserves). Significant judgments and estimates must be made and used in connection with establishing warranty allowances in any accounting period. Revision of these estimates is made, when necessary, based upon changes in these factors.

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

The Company recognizes income tax positions only if those positions are “more likely than not” of being sustained upon examination by taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest expense and penalties on liabilities for uncertain tax positions within income tax expense. The Company has $68 and $130 accrued for such interest or penalties, respectively, on  December 31, 2024 and 2023. The Company files income tax returns in the U.S. federal jurisdiction and various foreign and state jurisdictions.

On   December 31, 2024 and 2023, the Company had approximately $384 and $329 of unrecognized tax benefits, respectively. The statute of limitations remains open for U.S. federal income tax examinations for the years ended December 31, 2021, through December 31, 2023. U.S. state jurisdictions have statues of limitations generally ranging from three to eight years. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

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

Advertising

Advertising production costs are expensed the first time the advertising takes place. Total advertising expenses were $9,355, $5,987, and $7,159 for the years ended December 31, 2024, 2023, and 2022, respectively. Advertising costs are classified as a component of selling, general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).

Research and Development Costs

Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amount to $18,710, $23,844, and $29,083 for the years ended December 31, 2024, 2023, and 2022, respectively.

Other Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in stockholder’s equity and includes net income, change in the foreign currency translation adjustment and minimum pension liability gains. The Company’s accumulated other comprehensive loss shown on the consolidated balance sheets on  December 31, 2024 and 2023 consists of foreign currency translation adjustments of $1,162 and $710, respectively.

Foreign Currencies

The functional currency of the Company’s Italian subsidiary is the Euro. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation gains (losses) are reported in accumulated other comprehensive loss as a component of shareholders equity and were $452, $234, and ($990) for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recognizes foreign currency transaction gains (losses) on certain assets and liabilities. These transaction (gains) losses are reported in other expense in the consolidated statements of comprehensive income (loss) and were ($568), $278, and ($97) for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and accounts receivable. The Company controls its exposure to credit risk associated with these instruments by (i) placing cash and cash equivalents with several major financial institutions and (ii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures. For more information on the Company’s net sales to its three largest customers, see Note 16 “Major Distribution Partner Customers”.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 19 Segment  in the accompanying notes to the consolidated financial statements for further detail.

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

2.	BUSINESS COMBINATION AND DIVESTITURES BUSINESS COMBINATION

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

DIVESTITURE

In the fourth quarter of 2024, the Company sold Detroit Speed Engineering for $5,000, and recognized a loss of $9,234, which was reported as loss on sale of assets in the Consolidated Statements of Comprehensive Income (Loss). The Company also sold land at Porter Pike for $2,099, and did not recognize a gain or loss.

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

3.	INVENTORY

Inventories of the Company consisted of the following:

	December 31,
	2024	2023
Raw materials	$58,858	$63,552
Work-in-process	3,416	22,619
Finished goods	130,249	106,089
	$192,523	$192,260

4.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	December 31,
	2024	2023
Land	$1,230	$3,326
Buildings and improvements	12,874	11,404
Machinery and equipment	65,333	73,332
Construction in process	8,221	6,224
Total property, plant and equipment	87,658	94,286
Less: accumulated depreciation	46,675	47,080
Property, plant and equipment, net	$40,983	$47,206

The Company’s long-lived assets by geographic locations are as follows:

	December 31,
	2024	2023
United States	$38,606	$44,931
International	2,377	2,275
Total property, plant and equipment, net	$40,983	$47,206

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents changes to goodwill for the periods indicated:

Goodwill, net as of December 31, 2022	$418,121
Measurement period adjustments	935
Goodwill, net as of December 31, 2023	419,056
Goodwill disposed	(5,810)
Accumulated goodwill impairment	(40,906)
Goodwill, net as of December 31, 2024	$372,340

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

Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment and perform a quantitative impairment test. The estimate of the fair value of our reporting unit is based on the best information available as of the date of the assessment. We base our fair value estimate on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We generally use a blended analysis of the present value of discounted cash flows and the market valuation approach. The discounted cash flow model uses the present values of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital. The market valuation approach indicates the fair value of a reporting unit based on a comparison to comparable publicly traded firms in similar businesses. Estimates used in the market value approach include the identification of similar companies with comparable business factors. These key assumptions are inherently uncertain and require a high degree of estimation and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends and the timing and success of strategic initiatives. Changes in economic and operating conditions impacting the assumptions we made could result in additional goodwill impairment in future periods. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2024, in conjunction with its budgeting and forecasting process for fiscal year 2024 and concluded that impairment existed for its reporting unit. We identified the following facts and circumstances: decline in our market capitalization and our sales forecasted.  Immediately prior to the goodwill impairment analysis in the fourth quarter of fiscal 2024, the carrying value of goodwill was $413,245, which was ascribed to one reporting unit. For the fiscal 2024 impairment analysis, the Company performed a quantitative assessment for its reporting unit. The estimated fair value of the reporting unit did not exceed its carrying value based on the analysis performed by 4%. As a result of this evaluation, a pre-tax impairment of $40,906 was recognized on goodwill. As of December 31, 2024, the carrying value of goodwill was reduced to $372,340.

During our annual impairment assessment and in subsequent interim quarters, we review events that occur or circumstances that change, including the macroeconomic environment, our business performance and our market capitalization, to determine if a quantitative impairment assessment is necessary. If assumptions are not achieved or market conditions decline, potential impairment charges could result. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (i.e., as a result of changes in interest rates or other conditions), lower than expected sales and profit growth rates, changes in industry EBITDA multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer.

Intangible assets consisted of the following:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(67,426)	$202,524
Tradenames	13,775	(6,294)	7,481
Technology	26,676	(15,265)	11,411
Total finite-lived intangible assets	$310,401	$(88,985)	$221,416

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(55,732)	$214,218
Tradenames	13,775	(5,569)	8,206
Technology	26,676	(13,800)	12,876
Total finite-lived intangible assets	$310,401	$(75,101)	$235,300

Indefinite-lived intangible assets:
Tradenames	$175,165	—	$175,165

The following outlines the estimated future amortization expense related to intangible assets held on  December 31, 2024:

2025	$13,658
2026	13,552
2027	13,546
2028	13,546
2029	13,546
Thereafter	153,568
Total	$221,416

Intangible assets include trade names, customer relationships and developed technology obtained through business acquisitions. Acquired finite-lived tangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Indefinite life intangible assets are not amortized but are tested for impairment at least annually or more often if circumstances indicate that the carrying amounts may not be recoverable. In the fourth quarter of 2024, management evaluated its trade names for impairment as part the Company's annual impairment analysis. As a result of this evaluation, a pre-tax impairment of $7,695 was recognized on certain indefinite-lived tradenames due to a decrease in sales and sales projections.

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

6.	ACCRUED LIABILIITES

Accrued liabilities of the Company consisted of the following:

	December 31,
	2024	2023
Accrued freight	$1,673	$5,654
Accrued employee compensation and benefits	11,646	11,696
Accrued returns, allowances and warranties	12,257	11,267
Accrued taxes	4,053	1,475
Current portion of operating lease liabilities	5,324	4,948
Accrued other	8,237	7,089
Total accrued liabilities	$43,190	$42,129

7.	DEBT

Debt of the Company consisted of the following:

	December 31,
	2024	2023
First lien term loan due November 17, 2028	$560,933	$592,505
Revolver	—	—
Other	630	1,974
Less unamortized debt issuance costs	(8,977)	(10,308)
	552,586	584,171
Less current portion of long-term debt	(7,201)	(7,461)
	$545,385	$576,710

On November 18, 2021, the Company entered into a credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (the "Credit Agreement"). The financing originally consisted of a seven-year $600,000 first lien term loan, a five-year $125,000 revolving credit facility, and a $100,000 delayed draw term loan. The proceeds of delayed draw loans made after closing were available to the Company to finance acquisitions. Upon the expiration of the delayed draw term loan in May 2022, the Company had drawn $57,000, which is included in the amount outstanding under the first lien term loan due November 17, 2028.

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,150 in outstanding letters of credit on  December 31, 2024.

The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028, with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow greater than $5,000, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on the Company's results for 2024, no excess cash flow payment is expected to be required in 2025. Any such payments offset future mandatory quarterly payments. The Credit Agreement permits voluntary prepayments at any time, in whole or in part. The Company paid down an aggregate of $31,571 in principal on its outstanding first lien term loan during the year ended December 31, 2024, which includes standard quarterly payments and a repurchase of $25,000 at a discount to par.

On December 31, 2024, amounts outstanding under the credit facility accrue interest at a rate equal to either the SOFR or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On  December 31, 2024, the weighted average interest rate on the Company's borrowings under the credit facility was 8.4%.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, including a secured interest in property owned by the Company, with a carrying value of $2,602. The Credit Agreement includes representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales. The Credit Agreement also requires that Holley maintain, on the last day of each quarter, a Total Leverage Ratio not to exceed a maximum amount.

In February 2023, the Company entered into an amendment to its Credit Agreement, which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024 (the “Covenant Relief Period”). As of December 31, 2024, the required Total Leverage Ratio was 5.00:1.00. As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $2,106 of deferred financing fees related to these amendments. On December 31, 2024, the Company was in compliance with all financial covenants.

Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.

On December 4, 2024, the Company entered into an amendment to its Credit Agreement that extends the revolver maturity date to November 18, 2029, which date may occur earlier if the maturity date of the existing term loan is not extended, and reduces the revolving credit facility from $125,000 to $100,000. The amendment permits our total leverage ratio for the benefit of the revolving credit lenders to be tested only for fiscal quarters in which there are outstanding revolving credit loans on the last day of such fiscal quarter.

Future maturities of long-term debt and amortization of debt issuance costs on  December 31, 2024, are as follows:

	Debt	Debt Issuance Costs
2025	$7,201	$2,244
2026	6,571	2,244
2027	6,571	2,244
2028	541,220	2,245
	$561,563	$8,977

8.	COMMON STOCK WARRANTS AND EARN-OUT LIABILITY

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

The Warrants are accounted for as a liability in accordance with ASC Subtopic 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. On  December 31, 2024 and 2023, a warrant liability with a fair value of $813 and $8,383, respectively, was reflected as a long-term liability in the consolidated balance sheet. As of both  December 31, 2024 and 2023, there were 14,633,311 Warrants outstanding. For the year ended December 31, 2024, a decrease of $7,570 in the fair value of the warrant liability as compared to an increase of $4,111 in the fair value of the warrant liability for the year ended  December 31, 2023, was reflected as change in fair value of warrant liability in the consolidated statements of comprehensive income.

Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. On  December 31, 2024 and 2023, an earn-out liability with a fair value of $1,148 and $3,479, respectively, was reflected as a long-term liability in the consolidated balance sheet. For the year ended December 31, 2024, a decrease of $2,333 in the fair value of the earn-out liability as compared to an increase of $2,303 in the fair value of the earn-out liability for the year ended  December 31, 2023, was reflected as change in fair value of earn-out liability in the consolidated statements of comprehensive income.

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

On  December 31, 2024 and 2023, the Company recognized a derivative liability of $60 and $1,164, respectively, for the Collar in other noncurrent liabilities on the consolidated balance sheet. For the year ended December 31, 2024, the Company recorded a net change in the fair value of the Collar as a decrease to interest expense of $1,104. Cash receipts for the Collar totaled $1,429 for the year ended December 31, 2024.

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

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on December 31, 2024
	Level 1	Level 2	Level 3	Total
Warrant liability (Public)	$548	$—	$—	$548
Warrant liability (Private)	—	—	265	265
Earn-out liability	—	—	1,148	1,148
Interest rate collar liability	—	60	—	60
Total fair value liabilities	$548	$60	$1,413	$2,021

	Fair Value Measured on December 31, 2023
	Level 1	Level 2	Level 3	Total
Warrant liability (Public)	$5,480	$—	$—	$5,480
Warrant liability (Private)	—	—	2,903	2,903
Earn-out liability	—	—	3,479	3,479
Interest rate collar liability	—	1,164	—	1,164
Total fair value liabilities	$5,480	$1,164	$6,382	$13,026

On  December 31, 2024 and 2023, the Company's liabilities for its Private and Public Warrants, earn-out liability, and Collar are measured at fair value on a recurring basis (see Note 8, “Common Stock Warrants and Earn-Out Liability,” and Note 9, "Derivative Instruments,” for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). These assumptions are believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent liabilities on the consolidated balance sheet, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the consolidated statements of comprehensive income (loss). Changes in the fair value of the Collar are recognized as an adjustment to interest expense in the consolidated statements of comprehensive income (loss). Changes in the fair value of the Warrants, the earn-out liability, and the Collar, along with cash flows associated with the Collar, are presented in operating activities on the consolidated statements of cash flows.

The fair value of Private Warrants was estimated on  December 31, 2024 and 2023 using the Monte Carlo simulation model with the following assumptions:

	2024	2023
Valuation date price	$3.02	$4.87
Strike price	$11.50	$11.50
Remaining life (in years)	1.54	2.54
Expected dividend	$—	$—
Risk-free interest rate	4.12%	4.01%
Price threshold	$18.00	$18.00

The fair value of the earn-out liability was estimated on  December 31, 2024 and 2023 using the Monte Carlo simulation model with the following assumptions:

	2024	2023
Valuation date price	$3.02	$4.87
Expected term (in years)	3.54	4.54
Expected volatility	64.33%	67.20%
Risk-free interest rate	4.21%	3.79%
Price hurdle	$15.00	$15.00

On  December 31, 2024 and 2023, the Company had accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.

The reconciliation of changes in Level 3 during the years ended December 31, 2024 and 2023 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance on December 31, 2022	$1,581	$1,176	$2,757
Losses included in earnings	1,322	2,303	3,625
Balance at December 31, 2023	$2,903	$3,479	$6,382
Gains included in earnings	(2,638)	(2,331)	(4,969)
Balance on December 31, 2024	$265	$1,148	$1,413

11.	REVENUE

The principal activity from which the Company generates its revenue is the manufacturing and distribution of after-market automotive parts for its customers, comprised of distribution partners and end users. The Company recognizes revenue at a point in time, rather than over time, as the performance obligation is satisfied when customer obtains control of the product upon title transfer and not as the product is manufactured or developed. The amount of revenue recognized is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e., estimated rebates, co-op advertising, etc.).

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

The following table summarizes total revenue by product category.

	For the years ended December 31,
	2024	2023	2022
Electronic systems	$253,853	$287,215	$282,865
Mechanical systems	145,964	157,427	165,007
Exhaust	53,618	59,938	66,767
Accessories	88,350	98,899	108,150
Safety	60,439	56,225	65,626
Net sales	$602,224	$659,704	$688,415

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the years ended December 31,
	2024	2023	2022
United States	$583,413	$644,652	$669,187
Italy	18,811	15,052	19,228
Net sales	$602,224	$659,704	$688,415

12.	INCOME TAXES

Income tax expense of the Company consisted of the following:

	For the years ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$10,266	$10,909	$12,356
State	1,028	927	1,253
Foreign	1,832	1,715	2,450
Total current income tax expense	13,126	13,551	16,059
Deferred income tax expense (benefit):
Federal	(14,579)	(5,986)	(8,679)
State	(1,572)	811	(2,591)
Foreign	—	23	(296)
Total deferred income tax expense (benefit)	(16,151)	(5,152)	(11,566)
Total income tax expense (benefit)	$(3,025)	$8,399	$4,493

The Company’s income before income taxes was subject to taxes in the following jurisdictions:

	For the years ended December 31,
	2024	2023	2022
United States	$(33,234)	$23,971	$72,276
Foreign	6,974	3,608	5,991
Income (loss) before income taxes	$(26,260)	$27,579	$78,267

Reported income tax expense for the years ended December 31, 2024, 2023 and 2022 differs from the “expected” tax expense (benefit), computed by applying the U.S. Federal statutory income tax rate of 21% to income before income taxes as follows:

	For the years ended December 31,
	2024	2023	2022
Expected tax expense (benefit) at U.S. Federal statutory rates	$(5,515)	$5,792	$16,479
State income tax expense (benefit)	(1,581)	1,373	(1,057)
Goodwill impairment	5,964	—	—
Permanent tax differences	(189)	375	4,275
Foreign-derived intangible income deduction	(1,476)	(397)	(298)
Section 162(m) limitation	366	709	—
Foreign rate differential	368	782	560
Withholding Tax	456	—	—
Tax credit	(428)	(1,506)	(1,393)
Earn-outs	(490)	484	(2,254)
Change in fair value of Warrants	(1,590)	863	(11,974)
Uncertain tax positions	486	—	—
Valuation allowance	1,129	—	—
Other differences, net	(525)	(76)	155
Total income tax expense (benefit)	$(3,025)	$8,399	$4,493

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Reserves on assets	$9,958	$10,283
Liabilities not yet deductible	4,563	781
Interest expense limitation	22,250	16,040
Right-of-use liability	8,498	6,791
Section 174 expenses	13,017	10,049
Net operating losses	1,609	2,446
Other	840	1,118
Total gross deferred tax assets	60,735	47,508
Valuation allowance	(1,134)	(5)
Total gross deferred tax assets, net of valuation allowance	59,601	47,503
Deferred tax liabilities:
Tradename	32,630	33,801
Intangible assets	39,867	41,715
Goodwill	11,099	12,310
Property, plant and equipment	5,167	6,634
Right-of-use asset	8,229	6,585
Total gross deferred tax liabilities	96,992	101,045
Net deferred tax liabilities	$37,391	$53,542

Based on the Company’s projected pretax earnings, reversal of deferred tax liabilities and other relevant factors, management believes that it is more likely than not that the Company’s deferred tax assets on December 31, 2024 and 2023 will be realized, with the exception of certain state net operating loss carryforwards and state interest expense carryforwards.

On  December 31, 2024, the Company's federal and state net operating loss carryforwards for income tax purposes were immaterial. A majority of the U.S. net operating loss carryforwards have no expiration date. The remaining state net operating loss carryforwards expire at various dates through 2035. The entire amount of federal net operating loss carryforward of $170 and a significant portion of state net operating loss carryforward of $1,439 relate to acquisitions, and, as a result, are limited in the amount that can be recognized in any one year.

Changes in the valuation allowance for deferred tax assets were as follows:

December 31,
2024
Valuation allowance, January 1	$5
Additions charged to expense accounts	1,129
Valuation allowance, December 31	$1,134

The valuation allowance on December 31, 2024 is primarily related to certain state interest expense carryforwards and net operating losses which are not more likely than not to be realized.

Uncertain Tax Positions

Under the accounting rules for income taxes, the Company is not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position. The Company had uncertain tax positions of $384 for the year ended December 31, 2024, and $329 for the year ended December 3, 2023.

The Company recognizes interest accrued related to uncertain tax positions and penalties as income tax expense. In 2024, the Company recognized $68 of interest and $130 of penalties for uncertain tax positions in its consolidated statements of comprehensive income (loss). The liability for the gross amount of interest and penalties at December 31, 2024 is $198. In 2023, the Company did not recognize any amount of interest and penalties for uncertain tax positions in its consolidated statements of comprehensive income (loss).

Changes in unrecognized tax benefits were as follows:

December 31,
2024
Gross unrecognized tax benefits, January 1	$329
Changes in balance related to tax position taken during prior periods	279
Changes in balances related to tax position taken during current period	105
Settlements	(329)
Gross unrecognized tax benefits, December 31	$384

As of  December 31, 2024, $303 of this total represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions in which it conducts business. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although the timing of the resolutions and/or closures of audits is highly uncertain, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material change to its consolidated financial position, results of operations or cash flows.

The Company files federal, state, and non-U.S. tax returns in various foreign jurisdictions. For state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2015. For federal tax returns, the Company is no longer subject to tax examinations for years prior to 2021. The federal tax returns for 2021 through 2023 remain open for examinations. State income tax returns remain open for examination in various states for tax years 2015 through 2023.

13.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the years ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$(23,235)	$19,180	$73,774
Less: fair value adjustment for Warrants	—	—	(57,021)
Net income (loss) - diluted	$(23,235)	$19,180	$16,753
Denominator:
Weighted average common shares outstanding - basic	118,441,580	117,378,854	116,762,928
Dilutive effect of potential common shares from RSUs	—	952,161	101,290
Dilutive effect of potential common shares from PSUs	—	179,785	—
Dilutive effect of potential common shares from Warrants	—	—	384,078
Weighted average common shares outstanding - diluted	118,441,580	118,510,800	117,248,296
Earnings (loss) per share:
Basic	$(0.20)	$0.16	$0.63
Diluted	$(0.20)	$0.16	$0.14

The following outstanding shares of common stock equivalents were excluded from the calculation of diluted earnings per share due to the anti-dilutive effect such shares would have on net loss per common share.

	For the years ended December 31,
	2024	2023	2022
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311	—
Stock options	437,268	886,046	1,709,690
Restricted stock units	1,292,993	146,475	540,344
Performance stock units	2,051,256	1,822,994	—
Unvested Earn-Out Shares	1,093,750	1,093,750	1,093,750
Total anti-dilutive shares	19,508,578	18,582,576	3,343,784

14.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, time-based restricted stock units ("RSUs"), and performance-based restricted stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. On  December 31, 2024, 4,817,648 shares of Common Stock remained available for future issuance under the 2021 Plan. On June 6, 2023, the Company granted 1,000,000 time-based RSUs and 1,520,000 PSUs to its new President and Chief Executive Officer. These awards were granted outside of the 2021 Plan as employment inducement awards and did not require shareholder approval under the rules of the NYSE or otherwise.

Restricted Stock Awards

RSUs and PSU are collectively referred to as “Restricted Stock Awards”. The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On  December 31, 2024, there was $6,342 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 1.8 years.

The weighted-average grant-date fair value of Restricted Stock Awards granted during the years ended December 31, 2024, 2023, and 2022, was $4.06, $2.60 and $5.87, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock was $5,807 for the year ended December 31, 2024.

	Unvested Restricted Stock Awards
		Weighted Average
	Number of RSAs	Grant Date Fair Value
Balance on December 31, 2023	4,904,801	$2.86
Granted	1,538,364	4.06
Vested	(1,431,014)	3.03
Forfeited	(816,990)	3.48
Balance on December 31, 2024	4,195,161	$3.12

Performance-based Restricted Stock Units

The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On  March 4, 2024, the Company granted 340,895 PSUs under the 2021 Plan to key employees with a grant date fair value of $4.22 and on  March 18, 2024, the Company granted an additional 26,020 PSUs with a grant date fair value of $4.25. On  April 1, the Company granted 5,654 PSUs with a grant date fair value of $4.49; on  April 8, the Company granted 30,544 PSUs with a grant date fair value of $4.44; on  April 15, the Company granted 36,144 PSUs with a grant date fair value of $4.15; on  April 29, the Company granted 28,741 PSUs with a grant date fair value of $4.05; on  May 13, the Company granted 14,138 PSUs with a grant date fair value of $3.93; on  July 22, the Company granted 25,195 PSUs with a grant date fair value of $3.67; on  August 19, the Company granted 1,965 PSUs with a grant date fair value of $3.09; and on  September 30, the Company granted 4,138 PSUs with a grant date fair value of $2.95.

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

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. On  December 31, 2024, there was $49 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 0.2 years.

The following table presents a summary of stock option activity for the year ended December 31, 2024:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Stock Options	Exercise Price	Term (years)	(in millions)
Options outstanding on December 31, 2023	886,046	$10.97
Forfeited	(142,919)	11.08
Expired	(305,859)	10.91
Options outstanding on December 31, 2024	437,268	$10.99	6.47	$—
Options exercisable on, December 31, 2024	378,277	$10.88	6.36	$—

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2022 was $4.65. The fair value of each stock option granted in 2022 was estimated on the grant date using a Black-Scholes option pricing model with the following assumptions:

For the year ended December 31,
2022
Weighted-average expected term	6.0 years
Expected volatility	36.0% - 40.0%
Expected dividend	—
Risk-free interest rate	1.98% - 3.06%

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

Profit Interest Units

The Holley Stockholder authorized an incentive pool of 41,400,000 units of Holley Stockholder that its management had the right to grant to certain employees of the Company. The units, which are designated as Profit Interest Units (“PIU's”), are a special type of limited liability company equity unit that allows the recipient to potentially participate in a future increase in the value of the Company. The PIUs were issued for no consideration and generally provided for vesting over a requisite service period, subject to the recipient remaining an employee of the Company through each vesting date. Compensation expense related to PIUs is recorded based on the grant-date fair value over the requisite service period. For the year ended December 31, 2022, 36,506,814 PIUs vested with total grant-date fair values of $20,276.

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

For the year ended December 31,
2022
Weighted-average expected term	3.0 years
Expected volatility	65.0%
Expected dividend	—
Risk-free interest rate	4.3%

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

The components of share-based compensation expense, included within selling, general and administrative costs in the consolidated statements of comprehensive income, is as follows:

	For the years ended December 31,
	2024	2023	2022
Restricted stock units	$3,586	$4,371	$4,304
Performance stock units	1,291	2,343	—
Stock options	293	577	2,349
Profit interest units	—	—	17,742

15.	LEASE COMMITMENTS

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

The following table summarizes operating lease assets and obligations and provides information associated with the measurement of operating lease obligations:

	December 31,
	2024	2023
Assets:
Operating right of use assets	$35,974	$29,250
Liabilities:
Current operating lease liabilities - Accrued liabilities	$5,324	$4,948
Long-term operating lease liabilities - Other noncurrent liabilities	31,876	25,177
Total lease liabilities	$37,200	$30,125
Lease term and discount rate
Weighted average remaining lease term (in years)	6.6	7.2
Weighted average discount rate	5.91%	6.21%

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the years ended December 31,
	2024	2023
Components of lease expense:
Operating lease expense	$7,201	$6,629
Short-term lease expense	1,572	1,953
Variable lease expense	345	314
Total lease expense	$9,118	$8,896
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$7,159	$7,024
Right-of-use assets obtained in exchange for new operating lease liabilities	13,572	6,531
Decapitalization of right-of-use assets upon lease termination or modification	1,374	1,320

The following table summarizes the maturities of the Company's operating lease liabilities on  December 31, 2024:

2025	$7,469
2026	7,079
2027	7,100
2028	6,669
2029	5,769
Thereafter	11,671
Total lease payments	45,757
Less imputed interest	(8,557)
Present value of lease liabilities	$37,200

16.	MAJOR DISTRIBUTION PARTNER CUSTOMERS

The Company's distribution partner customers include many large and well-known automotive parts retailers and distributors. The following table summarizes distribution partners that individually account for more than 5% of the Company’s net sales in any of the periods presented:

	For the years ended December 31,
	2024	2023	2022
Customer A	20.8%	21.4%	19.2%

The following distribution partner customers accounted for 10% or more of the Company’s account receivable balance in any of the periods presented:

	December 31,
	2024	2023
Customer A	7.7%	16.4%

17.	ACQUISITION, RESTRUCTURING AND MANAGEMENT FEE COSTS

The following table summarizes total acquisition, restructuring and management fee costs:

	For the years ended December 31,
	2024	2023	2022
Acquisitions (1)	$-	$-	$1,887
Restructuring (2)	1,566	2,641	2,626
Total acquisition and restructuring costs	$1,566	$2,641	$4,513

(1)	Includes professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to acquisitions.
(2)	Includes costs incurred as part of the restructuring of operations including professional and consulting services and executive severance.

18.	COMMITMENTS AND CONTINGENCIES

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

On  February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between  July 21, 2021 and  February 6, 2023. On  April 26, 2024, lead plaintiff filed an amended complaint, adding Vinod Nimmagadda (the Company’s Executive Vice President of Corporate Development and New Ventures) as a defendant. Lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief. The Company filed a motion to dismiss on  June 28, 2024. That motion is pending. On January 7, 2025, lead plaintiff filed a motion for leave to file a supplemented amended complaint, which the Company opposed.  That motion also is pending.

Due to the early stage of this proceeding, we cannot reasonably estimate the potential range of loss, if any. The Company disputes the allegations and intends to vigorously defend against them.

The Company remains involved in a legal action brought by Specialty Auto Parts USA (“Specialty”) captioned Specialty Auto Parts USA, Inc., v. Holley Performance Products, Inc., 17-cv-00147 (W.D. Ky.). The action was first filed in 2017 in the State of Michigan before it was removed to the Federal District Court for the Western District of Kentucky. Specialty amended its complaint on June 24, 2021, alleging a single cause of action for breach of contract regarding the Company’s manufacturing of products allegedly subject to a prior settlement agreement. Following discovery, the parties fully brief cross motions for summary judgment between June 2022 and August 2023, and on March 27, 2024, the court denied the Company’s motion and granted Specialty’s motion, awarding Specialty $2,028 in disgorgement damages, which is included in accrued liabilities in our Consolidated Balance Sheet.

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

	For the years ended December 31,
	2024	2023	2022
Beginning balance	$3,325	$3,584	$3,994
Accrued for current year warranty claims	8,405	11,362	12,261
Settlement of warranty claims	(9,398)	(11,621)	(12,671)
Ending balance	$2,332	$3,325	$3,584

Employee Savings Plans

The Company has a 401(k) savings plan for salaried and non-salaried employees. Participation in the plan is optional. The Company matches employee contributions up to 3.5% each pay period. The Company's matching contributions for the years ended December 31, 2024 , 2023, and 2022, include additional discretionary matching contributions of 1.2%, 0%, and 1% based on the Company's performance targets for 2023, 2022 and 2021, respectively. The Company made matching contributions of  $1,169, $3,154, and $2,579 for the years ended December 31, 2024, 2023, and 2022, respectively. The decrease is due to the suspension of the match by the Company in July 2024.

19.	SEGMENTS

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated gross margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow gross margin and the allocation of budget between cost of revenues, sales and marketing, research and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	For the years ended December 31,
	2024	2023	2022
Net sales	$602,224	$659,704	$688,415
Cost of goods sold	363,680	403,615	434,757
Gross profit	238,544	256,089	253,658
Selling, general, and administrative	132,149	120,244	150,728
Research and development costs	18,710	23,844	29,083
Amortization of intangible assets	13,884	14,557	14,683
Impairment of indefinite-lived intangible assets	7,695	-	2,395
Impairment of goodwill	40,906	-	—
Restructuring costs	1,566	2,641	4,513
Loss on sale of assets	9,234	-	-
Other operating expense	(268)	765	1,514
Total operating expense	223,876	162,051	202,916
Operating income	14,668	94,038	50,742
Change in fair value of warrant liability	(7,570)	4,111	(57,021)
Change in fair value of earn-out liability	(2,333)	2,303	(10,731)
Loss (gain) on early extinguishment of debt	141	(701)	-
Interest expense, net	50,690	60,746	40,227
Total non-operating expense (income)	40,928	66,459	(27,525)
Income (loss) before income taxes	(26,260)	27,579	78,267
Income tax expense (benefit)	(3,025)	8,399	4,493
Net income (loss)	$(23,235)	$19,180	$73,774

20.	SUBSEQUENT EVENTS

On January 1, 2025, the Company, entered into an agreement with Cataclean Global Limited ("Cataclean") to purchase a perpetual exclusive license in North America for developing, manufacturing, marketing, distributing, using and selling existing Cataclean products as well as future product formulations in all sales channels in North America for a total purchase price of $23.8 million. There are future royalty payments associated with this agreement.

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

10.15	Amendment No. 1 to Credit Agreement, dated as of March 3, 2023, by and among the Company. and certain of its subsidiaries as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and other lender parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 9, 2023).
10.16	Amendment No. 2 to Credit Agreement, dated as of April 20, 2023, by and among the Company and certain of it s subsidiaries, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and other lender parties thereto (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023)
10.17	Amendment No. 4 to Credit Agreement, dated as of December 4, 2024, by and among Holley Inc. and certain of its subsidiaries, as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and other lender parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2024).
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

10.21	#Indemnity Agreement, dated October 9, 2020, between Empower and Matthew Rubel (incorporated by reference to Exhibit 10.7 of Empower’s Form 10-K, filed with the SEC on March 8, 2021).
10.22	#Form of Performance Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed with the SEC on March 15, 2023).
10.23

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

10.25

#Letter Agreement, dated February 20,2023, by and between the Company and Michelle Gloeckler (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2023).

19	Insider Trading Policy
21.1	Subsidiaries of Holley Inc.
23.1	Consent of Grant Thornton LLP.
24.1	Power of attorney (included in the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	#Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#   Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Matthew Stevenson
Matthew Stevenson
President and Chief Executive Officer
(Principal Executive Officer)

March 14, 2025

/s/ Jesse Weaver
Jesse Weaver
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 14, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew Stevenson
	Matthew Stevenson	Director, President and Chief Executive Officer (principal executive officer)	March 14, 2025

/S/	Jesse Weaver
	Jesse Weaver	Chief Financial Officer (principal financial and accounting officer)	March 14, 2025

/S/	Michelle Gloeckler
	Michelle Gloeckler	Director	March 14, 2025

/S/	James Coady
	James Coady	Director	March 14, 2025

/S/	Owen Basham
	Owen Basham	Director	March 14, 2025

/S/	Anita Sehgal
	Anita Sehgal	Director	March 14, 2025

/S/	Graham Clempson
	Graham Clempson	Director	March 14, 2025

/S/	Matthew Rubel
	Matthew Rubel	Director and Executive Chairman	March 14, 2025

/S/	Ginger Jones
	Ginger Jones	Director	March 14, 2025