Form 10-Q
period 2025-03-30
Holley Inc.
filed 2025-05-07
CIK 1822928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

There were 120,180,639 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of May 5, 2025.

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

•

respond to the impact of geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), tariffs, the interruption from catastrophic events and problems such as terrorism, and public health crises;

•	maintain key strategic relationships with partners and resellers;

•	anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures and tariffs;

•	manage and mitigate the impact of changing trade policies, including tariffs;

•	enhance future operating and financial results, whether through anticipated organic or external growth initiatives or through the implementation of cost savings initiatives;

•	respond to uncertainties associated with product and service development and market acceptance;

•	anticipate and manage through increased constraints in consumer demand and/or shifts in the mix of products sold;

•	attract and retain qualified employees and key personnel;

•	protect and enhance the Company’s corporate reputation and brand awareness;

•	recognition of goodwill and other intangible asset impairment charges;

•	effectively respond to general economic and business conditions;

•	acquire and protect intellectual property;

•	collect, store, process and use personal and payment information and other consumer data;

•	comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;

•	manage the impact of any security breaches, cyber-attacks, or other cybersecurity threats or incidents, or the failure of any key information technology systems;

•	meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;

•	obtain additional capital, including through the sale of equity or debt securities;

•	finance operations on an economically viable basis;

•	maintain Holley’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”) and warrants to purchase Common Stock ("Warrants");

•	comply with existing and/or future laws and regulations applicable to our business, including laws and regulations related to environmental health and safety or climate-related disclosures;

•	respond to litigation, complaints, product liability claims and/or adverse publicity;

•	anticipate the significance and timing of contractual obligations;

•	anticipate the impact of, and response to, new accounting standards;

•	maintain proper and effective internal controls;

•	respond to the impact of changes in U.S. tax laws and regulations, including the impact on deferred tax assets;

•	anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and

•

respond to other risks and factors, listed under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 14, 2025, and/or as disclosed in any subsequent filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLEY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	As of
	March 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$39,068	$56,087
Accounts receivable, less allowance for credit losses of $1,803 and $2,026 respectively	50,894	36,123
Inventory	189,143	192,523
Prepaids and other current assets	9,081	12,614
Total current assets	288,186	297,347
Property, plant, and equipment, net	41,664	40,983
Goodwill	372,340	372,340
Other intangibles assets, net	407,130	386,676
Right-of-use assets	34,841	35,974
Total assets	$1,144,161	$1,133,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$37,586	$44,781
Accrued liabilities	56,164	43,190
Current portion of long-term debt	7,068	7,201
Total current liabilities	100,818	95,172
Long-term debt, net of current portion	544,194	545,385
Warrant liability	740	813
Earn-out liability	963	1,148
Deferred taxes	37,308	37,391
Other noncurrent liabilities	35,553	32,259
Total liabilities	719,576	712,168
Commitments and contingencies (Refer to Note 15 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on March 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 119,082,657 and 118,748,697 shares issued and outstanding on March 30, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	378,458	377,557
Accumulated other comprehensive loss	(1,447)	(1,162)
Retained earnings	47,562	44,745
Total stockholders' equity	424,585	421,152
Total liabilities and stockholders' equity	$1,144,161	$1,133,320

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Net sales	$153,044	$158,636
Cost of goods sold	88,956	106,577
Gross profit	64,088	52,059
Selling, general, and administrative	36,699	32,996
Research and development costs	4,093	4,812
Amortization of intangible assets	3,532	3,436
Restructuring costs	463	615
Other operating income	(42)	(8)
Total operating expense	44,745	41,851
Operating income	19,343	10,208
Change in fair value of warrant liability	(73)	(3,127)
Change in fair value of earn-out liability	(185)	(649)
Loss on early extinguishment of debt	—	141
Interest expense, net	15,708	11,004
Total non-operating expense	15,450	7,369
Income before income taxes	3,893	2,839
Income tax expense (benefit)	1,076	(891)
Net income	$2,817	$3,730
Comprehensive income (loss):
Foreign currency translation adjustment	(285)	(186)
Total comprehensive income	$2,532	$3,544
Common Share Data:
Weighted average common shares outstanding - basic	118,845,487	117,871,829
Weighted average common shares outstanding - diluted	119,559,217	119,505,330
Basic net income per share	$0.02	$0.03
Diluted net income per share	$0.02	$0.03

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock			Accumulated
			Additional	Other
			Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 31, 2023	117,707,280	$12	$373,869	$(710)	$67,980	$441,151
Net income	—	—	—	—	3,730	3,730
Equity compensation	—	—	1,141	—	—	1,141
Foreign currency translation	—	—	—	(186)	—	(186)
Tax withholding related to vesting of restricted stock units	—	—	(921)	—	—	(921)
Issuance of shares for restricted stock units	604,061	—	—	—	—	—
Balance at March 31, 2024	118,311,341	$12	$374,089	$(896)	$71,710	$444,915

Balance at December 31, 2024	118,748,697	$12	$377,557	$(1,162)	$44,745	$421,152
Net income	—	—	—	—	2,817	2,817
Equity compensation	—	—	1,495	—	—	1,495
Foreign currency translation	—	—	—	(285)	—	(285)
Tax withholding related to vesting of restricted stock units	—	—	(594)	—	—	(594)
Issuance of shares for restricted stock units	333,960	—	—	—	—	—
Balance at March 30, 2025	119,082,657	$12	$378,458	$(1,447)	$47,562	$424,585

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
OPERATING ACTIVITIES:
Net income	$2,817	$3,730
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,299	2,464
Amortization of intangible assets	3,532	3,436
Amortization of deferred loan costs	452	436
Amortization of right of use assets	1,316	1,421
Fair value adjustments to warrant liability	(73)	(3,127)
Fair value adjustments to earn-out liability	(185)	(649)
Fair value adjustments to interest rate collar	3,812	(2,281)
Equity compensation	1,495	1,141
Change in deferred taxes	(83)	(1,911)
Loss on early extinguishment of long-term debt	—	141
Gain on disposal of property, plant and equipment	—	(514)
Provision for inventory reserves	1,876	10,338
Provision for credit losses	19	76
Change in operating assets and liabilities:
Accounts receivable	(14,928)	(467)
Inventories	1,009	(2,257)
Prepaids and other current assets	3,461	(302)
Accounts payable	(7,051)	6,599
Accrued interest	—	(13)
Accrued and other liabilities	(7,618)	582
Net cash provided by (used in) operating activities	(7,850)	18,843
INVESTING ACTIVITIES:
Capital expenditures	(2,980)	(1,265)
Acquisition of license agreement	(4,760)	—
Proceeds from the disposal of fixed assets	—	174
Net cash used in investing activities	(7,740)	(1,091)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,776)	(16,748)
Payments from stock-based award activities	(594)	(921)
Net cash used in financing activities	(2,370)	(17,669)
Effect of foreign currency rate fluctuations on cash	941	(37)
Net change in cash and cash equivalents	(17,019)	46
Cash and cash equivalents:
Beginning of period	56,087	41,081
End of period	$39,068	$41,127
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,724	$13,307
Cash paid for income taxes	—	—
Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable	$736	$—
Purchase price of license agreement included in accrued liabilities	$19,040	$—

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

The Company designs, manufactures and distributes high-performance automotive products to customers primarily in the United States, Canada and Europe. The Company is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, nitrous oxide injection systems, superchargers, exhaust headers, mufflers, distributors, ignition components, engine tuners and automotive performance plumbing products. The Company is also a leading manufacturer of exhaust products as well as shifters, converters, transmission kits, transmissions, tuners and automotive software. The Company’s products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and drivability. The Company has locations in the United States, Canada, Italy and China.

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

Risks and Uncertainties

The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions, as well as by geopolitical events, including the conflict in Ukraine, the conflict in the Middle East, and the possible expansion of such conflicts and potential geopolitical consequences. The Company's business is impacted by various economic factors that affect both consumers and the automotive aftermarket industry, including but not limited to inflation, fuel costs, wage rates, trade restrictions, supply chain disruptions, hiring, and other economic conditions. In response to inflationary impacts and supply chain disruptions, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and increased attention to maintaining appropriate inventory levels in the distribution channel. The Company's profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increase our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or “GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended  December 31, 2024, as filed with the SEC on March 14, 2025, in the Company’s annual report on Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The Company operates on a fiscal year that ends on  December 31. The three-month periods ended March 30, 2025 and March 31, 2024 each included 13 weeks.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The objective of ASU 2024-03 is to improve disclosures about a public entity's expenses, primarily through additional disaggregation of income statement expenses. In January 2025, the FASB further clarified the effective date of ASU 2024-03 with the issuance of Accounting Standards Update 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact ASU 2024-03 will have on its financial statement disclosures.

2.	INVENTORY

Inventories of the Company consisted of the following:

	As of
	March 30, 2025	December 31, 2024
Raw materials	$54,042	$58,858
Work-in-process	5,821	3,416
Finished goods	129,280	130,249
	$189,143	$192,523

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consisted of the following:

	As of
	March 30, 2025	December 31, 2024
Land	$1,230	$1,230
Buildings and improvements	9,887	12,874
Machinery and equipment	65,217	65,333
Construction in process	10,603	8,221
Total property, plant and equipment	86,937	87,658
Less: accumulated depreciation	45,273	46,675
Property, plant and equipment, net	$41,664	$40,983

The Company’s long-lived assets by geographic locations are as follows:

	As of
	March 30, 2025	December 31, 2024
United States	$39,266	$38,606
International	2,398	2,377
Total property, plant and equipment, net	$41,664	$40,983

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. There were no changes to goodwill during the 13-week period ended March 30, 2025.

No goodwill impairment charges were incurred during the 13-week period ended March 30, 2025 and March 31, 2024, respectively. Potential changes in the Company's costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.

On January 1, 2025, the Company, entered into an agreement with Cataclean Global Limited ("Cataclean") to purchase a perpetual exclusive license in North America for developing, manufacturing, marketing, distributing, using and selling existing Cataclean products as well as future product formulations in all sales channels in North America for a total purchase price of $23,800. The Cataclean perpetual license agreement of $23,800 is included in other intangible assets, net in the condensed consolidated balance sheets. As of March 30, 2025, the Company paid $4,760 and the remaining $19,040 is included in accrued liabilities in the condensed consolidated balance sheets.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Intangible assets consisted of the following:

	March 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,352	$(69,788)	$199,564
Tradenames	13,775	(6,509)	7,266
Technology	27,449	(16,220)	11,229
Total finite-lived intangible assets	$310,576	$(92,517)	$218,059

Indefinite-lived intangible assets:
Tradenames	$165,271	—	$165,271
License agreement	23,800	—	23,800
Total indefinite-lived intangible assets	$189,071	—	$189,071

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(67,426)	$202,524
Tradenames	13,775	(6,294)	7,481
Technology	26,676	(15,265)	11,411
Total finite-lived intangible assets	$310,401	$(88,985)	$221,416

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260

The following outlines the estimated future amortization expense related to intangible assets held as of March 30, 2025:

2025 (excluding the thirteen weeks ended March 30, 2025)	$10,243
2026	13,552
2027	13,546
2028	13,546
2029	13,546
Thereafter	153,626
Total	$218,059

5.	ACCRUED LIABILITIES

Accrued liabilities of the Company consisted of the following:

	As of
	March 30, 2025	December 31, 2024
Accrued freight	$2,183	$1,673
Accrued employee compensation and benefits	12,348	11,646
Accrued returns and allowances	9,945	12,257
Accrued taxes	2,229	4,053
Current portion of operating lease liabilities	5,272	5,324
Cataclean license accrual	19,040	-
Accrued other	5,147	8,237
Total accrued liabilities	$56,164	$43,190

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

6.	DEBT

Debt of the Company consisted of the following:

	As of
	March 30, 2025	December 31, 2024
First lien term loan due November 17, 2028	$559,290	$560,933
Other	497	630
Less unamortized debt issuance costs	(8,525)	(8,977)
	551,262	552,586
Less current portion of long-term debt	(7,068)	(7,201)
	$544,194	$545,385

On November 18, 2021, the Company entered into a credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., ("Wells Fargo") as administrative agent for the lenders, letter of credit issuer and swing line lender (the "Credit Agreement"). The financing consisted of a seven-year $600,000 first lien term loan, a five-year $125,000 revolving credit facility, and a $100,000 delayed draw term loan. The proceeds of delayed draw loans made after closing were available to the Company to finance acquisitions. Upon the expiration of the delayed draw term loan in May 2022, the Company had drawn $57,000, which is included in the amount outstanding under the first lien term loan due November 17, 2028. Proceeds from the credit facility were used to repay in full the Company’s obligations under its previously existing first lien and second lien notes and to pay $13,413 in deferred financing fees related to the refinancing.

The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,509 in outstanding letters of credit on March 30, 2025.

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

As of March 30, 2025, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On March 30, 2025, the weighted average interest rate on the Company's borrowings under the credit facility was 8.2%.

The Company has entered into interest rate collars in the notional amount of $500,000 and $400,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 8, "Derivative Instruments," for additional information.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, including a secured interest in the Company's headquarters, with a carrying value of $3,559. The Credit Agreement includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the quarter ending April 2, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024 (the “Covenant Relief Period”). As of June 30, 2024, the required Total Leverage Ratio was 5.00:1.00. As a condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $2,106 of deferred financing fees related to these amendments. On March 30, 2025, the Company was in compliance with all financial covenants.

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

Future maturities of long-term debt and amortization of debt issuance costs as of March 30, 2025 are as follows:

	Debt	Debt Issuance Costs
2025 (excluding the thirteen weeks ended March 30, 2025)	$5,426	$1,793
2026	6,571	2,244
2027	6,571	2,244
2028	541,219	2,244
	$559,787	$8,525

7.	COMMON STOCK WARRANTS AND EARN-OUT LIABILITY

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

The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of March 30, 2025 and  December 31, 2024, a warrant liability with a fair value of $740 and $813, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. A decrease of $73 and $3,127 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended March 30, 2025 and March 31, 2024, respectively.

Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of March 30, 2025 and  December 31, 2024, an earn-out liability with a fair value of $963 and $1,148, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. A decrease of $185 and $649 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended March 30, 2025 and March 31, 2024, respectively.

8.	DERIVATIVE INSTRUMENTS

The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (each, a “Collar”), to manage its exposure to fluctuations in interest rates on the Company’s variable rate debt. On January 4, 2023, the Company entered into a Collar with Wells Fargo with a notional amount of $500,000 that expires on February 18, 2026. The Collar has a floor of 2.811% and a cap of 5% (based on three-month SOFR). On January 30, 2025, the Company entered into another Collar with Wells Fargo with a notional amount of $400,000 that expires on November 18, 2028. The Collar has a floor of 3.35% and a cap of 4.99% (based on three-month SOFR). The structure of these Collars is such that the Company receives an incremental amount if the Collars index exceed the cap rate. Conversely, the Company pays an incremental amount to Wells Fargo if the Collar index falls below the floor rate. No payments are required if the Collar index falls between the cap and floor rates.

As of March 30, 2025, the Company recognized a derivative liability of $3,872 for the Collar in other noncurrent assets on the condensed consolidated balance sheet. The Company recorded a net change in the fair value of the Collar as an increase to interest expense of $3,812 for the 13-week period ended March 30, 2025 and a decrease to interest expense of $2,281 for the 13-week period ended March 31, 2024.

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

The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on March 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$498	$—	$—	$498
Warrant liability (Private)	—	—	242	242
Earn-out liability	—	—	963	963
Interest rate collar liability	—	3,872	—	3,872
Total fair value liabilities	$498	$3,872	$1,205	$5,575

	Fair Value Measured on December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$548	$—	$—	$548
Warrant liability (Private)	—	—	265	265
Earn-out liability	—	—	1,148	1,148
Interest rate collar liability	—	60	—	60
Total fair value liabilities	$548	$60	$1,413	$2,021

As of March 30, 2025, the Company's derivative liabilities for its Private and Public Warrants, earn-out liability, and derivative asset for its Collar are measured at fair value on a recurring basis (see Note 7, “Common Stock Warrants and Earn-Out Liability,” and Note 8, "Derivative Instruments," for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent assets on the condensed consolidated balance sheets, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the Collar is recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability and changes in the fair value of the Collar are recognized in net cash provided by operating activities on the condensed consolidated statements of cash flows.

The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	March 30, 2025	December 31, 2024
Valuation date price	$2.57	$3.02
Strike price	$11.50	$11.50
Remaining life (in years)	1.29	1.54
Expected dividend	$—	$—
Risk-free interest rate	3.91%	4.12%
Price threshold	$18.00	$18.00

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	March 30, 2025	December 31, 2024
Valuation date price	$2.57	$3.02
Expected term (in years)	3.29	3.54
Expected volatility	69.48%	64.33%
Risk-free interest rate	3.82%	4.21%
Price hurdle	$15.00	$15.00

As of March 30, 2025 and  December 31, 2024, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company.

The reconciliation of changes in Level 3 liabilities during the 13-week periods ended March 30, 2025 and March 31, 2024 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2023	$2,903	$3,479	$6,382
Gains included in earnings	(1,135)	(649)	(1,784)
Balance at March 31, 2024	$1,768	$2,830	$4,598

Balance at December 31, 2024	$265	$1,148	$1,413
Gains included in earnings	(23)	(185)	(208)
Balance at March 30, 2025	$242	$963	$1,205

10.	REVENUE

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

The following table summarizes total revenue by division category. The Company's category definitions were revised by management during the first quarter of 2025. The prior-year period has been revised to conform with the current presentation. There is no change to total sales.

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Domestic Muscle	$91,842	$98,432
Euro & Import	10,955	9,507
Truck & Off-Road	31,229	31,690
Safety & Racing	19,018	19,007
Net sales	$153,044	$158,636

The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
United States	$147,491	$153,325
Italy	5,553	5,311
Net sales	$153,044	$158,636

Accounts receivable, less allowance was $36,123 and $48,360 as of  December 31, 2024 and 2023, respectively.

11.	INCOME TAXES

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

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Income tax expense (benefit)	$1,076	$(891)
Effective tax rate	27.6%	(31.4)%

For the 13-week period ended March 30, 2025, the Company's effective tax rate of 27.6% differed from the 21% federal statutory rate primarily due to federal research and development tax credits, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share-based compensation recognized during the period. For the 13-week period ended March 31, 2024, the Company’s effective tax rate of -31.4% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the Company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature; therefore, the full tax benefit of these expenses were recorded during the quarter as a discrete adjustment.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

12.	EARNINGS PER SHARE

The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Numerator:
Net income	$2,817	$3,730
Denominator:
Weighted average common shares outstanding - basic	118,845,487	117,871,829
Dilutive effect of potential common shares from RSUs	578,059	1,429,198
Dilutive effect of potential common shares from PSUs	135,671	204,303
Weighted average common shares outstanding - diluted	119,559,217	119,505,330
Earnings per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

The following outstanding shares of Common Stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Warrants to purchase shares of Common Stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311
Stock options	437,268	701,849
Restricted stock units	1,484,272	61,470
Performance stock units	2,514,393	797,879
Unvested Earn-Out Shares	1,093,750	1,093,750
Total anti-dilutive shares	20,162,994	17,288,259

13.	EQUITY-BASED COMPENSATION PLANS

In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. As of March 30, 2025, 3,502,607 shares of Common Stock remained available for future issuance under the 2021 Plan. On June 6, 2023, the Company granted 1,000,000 RSUs and 1,520,000 PSUs to its new President and Chief Executive Officer. These awards were granted outside of the 2021 Plan as employment inducement awards and did not require shareholder approval under the rules of the NYSE or otherwise.

Equity-based compensation expense included the following components:

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Restricted stock units	$960	$774
Performance stock units	491	390
Stock options	44	(23)

All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

Restricted Stock Awards

RSUs and PSUs are collectively referred to as "Restricted Stock Awards". The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment or board services, as applicable. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On  March 30, 2025, there was $8,201 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 2.0 years.

The weighted-average grant-date fair value of Restricted Stock Awards granted during the 13-week periods ended March 30, 2025 and March 31, 2024, was $2.57 and $4.25, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock during the 13-week periods ended March 30, 2025 and March 31, 2024, was $1,084 and $3,364, respectively.

The following table summarizes Restricted Stock Award for the 13-week period ended March 30, 2025:

	Unvested Restricted Stock Awards
		Weighted Average
	Number of RSAs	Grant Date Fair Value
Balance on December 31, 2024	4,195,161	$3.12
Granted	1,782,319	2.57
Vested	(558,921)	3.04
Forfeited	(234,692)	3.37
Balance on March 30, 2025	5,183,867	$2.93

Performance-based Restricted Stock Units

The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 21, 2025, the Company granted 812,256 PSUs under the 2021 Plan to key employees with a grant date fair value of $2.53. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.

Stock Options

Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of March 30, 2025, there was $5 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a remaining weighted-average period of 0.1 years.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following table summarizes stock option activity for the 13-week period ended March 30, 2025:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Stock Options	Exercise Price	Term (years)
Options outstanding on December 31, 2024	437,268	$10.99
Forfeited	-	-
Expired	-	-
Options outstanding on March 30, 2025	437,268	$10.99	6.56
Options exercisable on March 30, 2025	422,582	$7.58	4.52

14.	LEASE COMMITMENTS

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

	As of
	March 30, 2025	December 31, 2024
Assets:
Operating right of use assets	$34,841	$35,974
Liabilities:
Current operating lease liabilities - Accrued liabilities	$5,272	$5,324
Long-term operating lease liabilities - Other noncurrent liabilities	30,754	31,876
Total lease liabilities	$36,026	$37,200
Lease term and discount rate
Weighted average remaining lease term (in years)	6.4	6.6
Weighted average discount rate	5.90%	5.91%

The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Components of lease expense:
Operating lease expense	$1,988	$2,145
Short-term lease expense	382	428
Variable lease expense	102	80
Total lease expense	$2,472	$2,653
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,884	$1,849
Right-of-use assets obtained in exchange for new operating lease liabilities	10	2,014
Decapitalization of right-of-use assets upon lease termination or modification	—	1,360

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

The following table summarizes the maturities of the Company's operating lease liabilities as of March 30, 2025:

2025 (excluding the thirteen weeks ended March 30, 2025)	$5,585
2026	7,079
2027	7,100
2028	6,669
2029	5,736
Thereafter	11,671
Total lease payments	43,840
Less imputed interest	(7,814)
Present value of lease liabilities	$36,026

15.	COMMITMENTS AND CONTINGENCIES

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

On  February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between  July 21, 2021, and  February 6, 2023. On  April 26, 2024, the lead plaintiff filed an amended Complaint, adding Vinod Nimmagadda (the Company’s Executive Vice President of Corporate Development and New Ventures) as a defendant. Lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief. The Company filed a motion to dismiss on  June 28, 2024. On  January 7, 2025, the lead plaintiff filed a motion for leave to file a supplemented amended Complaint, which the court granted on March 20, 2025.  The Company filed a motion to dismiss the supplemented amended Complaint on April 3, 2025.  Briefing on the motion to dismiss will be complete on May 8, 2025.

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

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Beginning balance	$2,332	$3,325
Accrued for current year warranty claims	1,709	3,343
Settlement of warranty claims	(1,714)	(1,897)
Ending balance	$2,327	$4,771

Employee Savings Plans

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code that covers United States-based employees. United States-based eligible employees may contribute up to the current statutory limits under the Internal Revenue Service regulations. Holley matches employee contributions to the 401(k) Plan up to 3.5% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance targets. The Company also has a defined-contribution saving plan for Canada-based employees. Canada-based eligible employees may contribute up to the current statutory limits for a Registered Retirement Savings Plan. Holley matches employee contributions to the Group Savings Plan up to 3.0% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance targets.

During the 13-week periods ended March 30, 2025 and March 31, 2024, the Company made matching contributions under the savings plans totaling $612 and $616, respectively.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the 13-week periods ended March 30, 2025 and March 31, 2024

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Net sales	$ 153,044	$ 158,636
Cost of goods sold	88,956	106,577
Gross profit	64,088	52,059
Selling, general, and administrative	36,699	32,996
Research and development costs	4,093	4,812
Amortization of intangible assets	3,532	3,436
Restructuring costs	463	615
Other operating income	(42)	(8)
Total operating expense	44,745	41,851
Operating income	19,343	10,208
Change in fair value of warrant liability	(73)	(3,127)
Change in fair value of earn-out liability	(185)	(649)
Loss on early extinguishment of debt	—	141
Interest expense, net	15,708	11,004
Total non-operating expense	15,450	7,369
Income before income taxes	3,893	2,839
Income tax expense (benefit)	1,076	(891)
Net income	$ 2,817	$ 3,730

17.	SuBSEQUENT EVENT

Subsequent to March 30, 2025, the Company settled a litigation case for $1,146, which will be paid during the second quarter of 2025.

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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed above, under the caption, "Cautionary Note Regarding Forward-Looking Statements," in this Quarterly Report on Form 10-Q, under the caption, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025, and in our subsequent filings with the SEC.

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

Impact of Tariffs and International Trade Policy on Our Operations

Since February 2025, the United States government has imposed new tariffs on imports from certain countries and regions, including China, Canada, Mexico and the European Union. In response, some foreign governments have implemented retaliatory measures. These developments have introduced new complexities to global supply chains; however, we believe Holley's business model and sourcing strategies have positioned us to manage these challenges effectively.

We believe that our international exposure is currently primarily centered in China, which remains a significant source of certain raw materials and components. Tariffs on Chinese imports have been a factor in our sourcing strategies for several years, and we have proactively developed and implemented plans to mitigate their impact. These initiatives include, but are not limited to, conducting a harmonized tariff code audit to ensure accurate classification and compliance and exploring direct shipping from suppliers to international customers to reduce tariff exposure on goods entering the United States. We continue to evaluate additional strategies to further minimize the impact of tariffs on our operations.

Because our production costs are primarily U.S.-based and we have a broad product portfolio with a strong concentration of manufacturing and sourcing in the United States, we believe our U.S. focus enables us to better manage and mitigate the impact of tariffs on pricing more effectively than competitors who are less diversified and more reliant on single-source imports from China. However, if current tariff levels are sustained or increased, there is a risk that our profitability, cash flows and estimates inherent in our financial statements could be negatively affected.

We continue to monitor international trade developments closely, including potential changes in tariff rates and the possibility of new exemptions or retaliatory actions, in order to analyze their impact on our business and identify possible actions to minimize adverse effects. The extent and duration of these tariffs, as well as their broader impact on macroeconomic conditions and our business, remain uncertain and will depend on a variety of factors outside of our control. Nevertheless, we remain committed to optimizing our operations, managing costs and leveraging our diversified supply chain to minimize the impact of tariffs on our results of operations and financial condition.

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

Interest Expense

Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of March 30, 2025, $559.3 million was outstanding under our Credit Agreement.

Results of Operations

13-Week Period Ended March 30, 2025 Compared With 13-Week Period Ended March 31, 2024

The table below presents Holley’s results of operations for the 13-week periods ended March 30, 2025 and March 31, 2024 (dollars in thousands):

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024	Change ($)	Change (%)
Net sales	$153,044	$158,636	$(5,592)	(3.5)%
Cost of goods sold	88,956	106,577	(17,621)	(16.5)%
Gross profit	64,088	52,059	12,029	23.1%
Selling, general, and administrative	36,699	32,996	3,703	11.2%
Research and development costs	4,093	4,812	(719)	(14.9)%
Amortization of intangible assets	3,532	3,436	96	2.8%
Restructuring costs	463	615	(152)	(24.7)%
Other operating income	(42)	(8)	(34)	n/a
Operating income	19,343	10,208	9,135	89.5%
Change in fair value of warrant liability	(73)	(3,127)	3,054	n/a
Change in fair value of earn-out liability	(185)	(649)	464	n/a
Loss on early extinguishment of debt	—	141	(141)	n/a
Interest expense	15,708	11,004	4,704	42.7%
Income before income taxes	3,893	2,839	1,054	37.1%
Income tax expense (benefit)	1,076	(891)	1,967	(220.8)%
Net income	2,817	3,730	(913)	(24.5)%
Foreign currency translation adjustment	(285)	(186)	(99)	53.2%
Total comprehensive income	$2,532	$3,544	$(1,012)	(28.6)%

Net Sales

Net sales for the 13-week period ended March 30, 2025 decreased $5.6 million, or 3.5%, to $153.0 million, as compared to $158.6 million for the 13-week period ended March 31, 2024. Lower sales volume resulted in a decrease of approximately $8.0 million, offset partially by improved price realization of approximately $2.4 million compared to the prior year period.

The table below presents our net sales for the 13-week periods ended March 30, 2025 and March 31, 2024, as well as sales related to divestitures and sales part of our strategic product rationalization project. The divestitures sales relate to divested businesses prior to the divestiture date. The divestitures include Detroit Speed Engineering, Gear FX and Proforged. The strategic product rationalization sales related to a 2024 initiative to discontinued stock keeping units ("SKUs").

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Net Sales	$153,044	$158,636
Divestitures	—	3,785
Strategic Product Rationalization	—	6,752

Cost of Goods Sold

Cost of goods sold for the 13-week period ended March 30, 2025 decreased $17.6 million, or 16.5%, to $89.0 million, as compared to $106.6 million for the 13-week period ended March 31, 2024. The decrease in cost of goods sold in the first quarter of 2025, a period in which product sales decreased 3.5%, was due to the $9.1 million of product rationalization initiative in 2024. The initiative focused on eliminating unprofitable or slow-moving SKUs. Lower freight costs also contributed to the decrease.

Gross Profit and Gross Margin

Gross profit for the 13-week period ended March 30, 2025 increased  $12.0 million, or 23.1%, to $64.1 million, as compared to $52.1 million for the 13-week period ended March 31, 2024. Gross margin for the 13-week period ended March 30, 2025 was  41.9% as compared to a gross margin of 32.8% for the 13-week period ended March 31, 2024. Gross profit margin increased primarily due to inventory charges in 2024, driven by the product rationalization initiative. The increase was also due to improvements in freight costs.

Selling, General and Administrative

Selling, general and administrative costs for the 13-week period ended March 30, 2025 increased $3.7 million, or 11.2%, to $36.7 million, as compared to $33.0 million for the 13-week period ended March 31, 2024. Selling, general and administrative costs expressed as a percentage of sales increased to 24.0% for the 13-week period ended March 30, 2025 compared to 20.8% for the 13-week period ended March 31, 2024. The increase in selling, general and administrative costs was driven by $0.8 million of internal control related investments, $0.8 million of external sales support and $1.4 million related to the timing impact of marketing expenses.

Research and Development Costs

Research and development costs for the 13-week period ended March 30, 2025 slightly decreased to $4.1 million as compared to $4.8 million for the 13-week period ended March 31, 2024, primarily due to headcount reductions, reflecting the implementation of resource allocation efforts in support of portfolio development optimization.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $3.5 million for the 13-week period ended March 30, 2025 compared to $3.4 million for the 13-week period ended March 31, 2024.

Restructuring Costs

Restructuring costs for the 13-week period ended March 30, 2025 decreased by $0.1 million to $0.5 million, as compared to $0.6 million for the 13-week period ended March 31, 2024, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of portfolio development optimization.

Operating Income

As a result of factors described above, operating income for the 13-week period ended March 30, 2025 increased $9.1 million, or 89.5%, to $19.3 million, as compared to $10.2 million for the 13-week period ended March 31, 2024.

Change in Fair Value of Warrant Liability

For the 13-week periods ended March 30, 2025 and March 31, 2024, we recognized a gain of $0.1 million and $3.1 million, respectively. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability

For the 13-week periods ended March 30, 2025 and March 31, 2024, we recognized a gain of $0.2 million and $0.6 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.

Interest Expense

Interest expense for the 13-week period ended March 30, 2025 increased $4.7 million, or 42.7%, to $15.7 million, as compared to $11.0 million for the 13-week period ended March 31, 2024, reflecting the negative impact of the interest rate collar. The Company recognized interest expense of $3.8 million and interest income of $2.3 million related to the interest rate collar for 13-week periods ended March 30, 2025 and March 31, 2024, respectively.

Income before Income Taxes

As a result of factors described above, we recognized $3.9 million and $2.8 million of income before income taxes for the 13-week periods ended March 30, 2025 and March 31, 2024, respectively.

Income Tax Expense (Benefit)

Income tax expense for the 13-week period ended March 30, 2025 was $1.1 million, as compared to income tax benefit of $0.9 million for the 13-week period ended March 31, 2024. Our effective tax rate for the 13-week period ended March 30, 2025 was 27.6%. The difference between the effective tax rate for the 13-week period ended March 30, 2025 and the federal statutory rate in 2025 was due to federal research and development tax credits, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share-based compensation recognized during the period. The effective tax rate for the 13-week period ended March 31, 2024 was -31.4%. The difference between the effective tax rate and the federal statutory rate in 2024 was primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the Company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature; therefore, the full tax benefit of these expenses was recorded during the quarter as a discrete adjustment.

Net Income and Total Comprehensive Income

As a result of factors described above, we recognized net income of $2.8 million and $3.7 million for the 13-week periods ended March 30, 2025 and March 31, 2024, respectively. Additionally, we recognized total comprehensive income of $2.5 million for the 13-week period ended March 30, 2025, as compared to total comprehensive income of $3.5 million for the 13-week period ended March 31, 2024. Comprehensive income includes the effect of foreign currency translation adjustments.

Non-GAAP Financial Measures

We present certain information with respect to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow as supplemental measures of our operating performance and believe that such non-GAAP financial measures are useful to investors in evaluating our financial performance and in comparing our financial results between periods because they exclude the impact of certain items that we do not consider indicative of our ongoing operating performance. We believe that the presentation of these non-GAAP financial measures enhances the usefulness of our financial information by presenting measures that management uses internally to establish forecasts, budgets and operational goals to manage and monitor our business. We believe that these non-GAAP financial measures help to depict a more realistic representation of the performance of our underlying business, enabling us to evaluate and plan more effectively for the future.

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

Adjusted EBITDA

We define EBITDA as earnings before depreciation, amortization of intangible assets, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude, to the extent applicable, acquisition and restructuring costs, which includes operational restructuring and integration activities, termination related benefits, facilities relocation, and executive transition costs; changes in the fair value of the warrant liability; changes in the fair value of the earn-out liability; equity-based compensation expense; loss on the early extinguishment of debt; notable items that we do not believe are reflective of our underlying operating performance, including litigation settlements and certain costs incurred for advisory services related to identifying performance initiatives; and other expenses or gains, which includes gains or losses from disposal of fixed assets, franchise taxes, and gains or losses from foreign currency transactions. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.

The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the 13-week period ended March 30, 2025 and March 31, 2024 (dollars in thousands):

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Net income	$2,817	$3,730
Adjustments:
Depreciation	2,299	2,464
Amortization of intangible assets	3,532	3,436
Interest expense, net	15,708	11,004
Income tax expense (benefit)	1,076	(891)
EBITDA	25,432	19,743
Change in fair value of warrant liability	(73)	(3,127)
Change in fair value of earn-out liability	(185)	(649)
Equity-based compensation expense	1,495	1,141
Loss on early extinguishment of debt	—	141
Restructuring costs	463	615
Notable items	200	3,100
Other income	(42)	(8)
Adjusted EBITDA	$27,290	$20,956
Net sales	$153,044	$158,636
Net income margin	1.8%	2.4%
Adjusted EBITDA Margin	17.8%	13.2%

Adjusted EBITDA for 2024 includes the impact of a $9.1 million, non-cash charge related to a previously announced strategic product rationalization. For 2024, Adjusted EBITDA includes $2.1 million benefit also related to the strategic product rationalization, netting to $7.0 million non-cash charge.

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

The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the 13-week period ended March 30, 2025 and March 31, 2024 (dollars in thousands):

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Net income	$2,817	$3,730
Special items:
Adjust for: Change in fair value of Warrant liability	(73)	(3,127)
Adjust for: Change in fair value of earn-out liability	(185)	(649)
Adjust for: Loss on early extinguishment of debt	—	111
Adjusted Net Income (Loss)	$2,559	$65

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Net income per diluted share	$0.02	$0.03
Special items:
Adjust for: Change in fair value of Warrant liability	—	(0.03)
Adjust for: Change in fair value of earn-out liability	—	-
Adjusted Diluted EPS	$0.02	$-

We define Free Cash Flow as net cash provided by operating activities minus cash payments for capital expenditures, net of dispositions. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.

The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the 13-week period ended March 30, 2025 and March 31, 2024 (dollars in thousands):

	For the thirteen weeks ended
	March 30, 2025	March 31, 2024
Net cash provided by operating activities	$(7,850)	$18,843
Capital expenditures	(2,980)	(1,265)
Proceeds from the disposal of fixed assets	—	174
Free Cash Flow	$(10,830)	$17,752

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

As of March 30, 2025, the Company had cash of $39.1 million and availability of $97.4 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $100 million in borrowing capacity. As of March 30, 2025, the Company had $2.5 million in letters of credit outstanding under the revolving credit facility. In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increased the Total Leverage Ratio applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023, to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024. During the 13-week period ended March 30, 2025, the Company successfully exited the Covenant Relief Period.

The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $1.6 million, including short term leases, due during the remainder of fiscal year 2025. See Note 14, "Lease Commitments" in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.

See Note 6, "Debt" in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of March 30, 2025, based on the then current weighted average interest rate of 8.2%, expected interest payments associated with outstanding debt totaled approximately $11.3 million for the remainder of fiscal year 2025.

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

Cash Flows

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

13-week Period Ended March 30, 2025 Compared With 13-week Period Ended March 31, 2024

	For the thirty-nine weeks ended
	March 30, 2025	March 31, 2024
Cash flows provided by operating activities	$(7,850)	$18,843
Cash flows used in investing activities	(7,740)	(1,091)
Cash flows used in financing activities	(2,370)	(17,669)
Effect of foreign currency rate fluctuations on cash	941	(37)
Net increase in cash and cash equivalents	$(17,019)	$46

Operating Activities. Net cash used in operating activities for the 13-week period ended March 30, 2025 was $7.9 million compared to net cash provided by operating activities of $18.8 million for the 13-week period ended March 31, 2024. Significant changes in the year-over-year change in working capital activity included negative fluctuations in accounts receivable and accounts payable of $14.5 million and $13.7 million, respectively. Partially offsetting the decrease was a positive fluctuation from inventories of $3.3 million.

Investing Activities. Cash used in investing activities for the 13-week periods ended March 30, 2025 and March 31, 2024 was $7.7 million and $1.1 million, respectively, due to the cash payments related to the acquisition of the perpetual license agreement with Cataclean in January 2025 and other capital expenditures.

Financing Activities. Cash used in financing activities for the 13-week period ended March 30, 2025 was $2.4 million, which primarily reflects principal payments on long-term debt and deferred financing fees.  Cash used in financing activities for the 13-week period ended March 31, 2024 was $17.7 million, which primarily reflects the repurchase of $15.0 million outstanding principal on the first lien term loan, principal payments on long-term debt.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgements and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting estimates, refer to the section entitled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025. For further information see also Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collar is intended to mitigate some of the effects of increases in interest rates. As of March 30, 2025, a total of $559.3 million of term loan and revolver borrowings were subject to variable interest rates, with a weighted average borrowing rate of 8.2%. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.6 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $5.6 million decrease to Holley’s annual interest expense.

Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of March 30, 2025, the majority of the Company’s cash and cash equivalents consisted of cash balances in an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250 thousand. Holley maintains deposits in certain accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of March 30, 2025, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of a previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2024, and because of the material weakness affecting the fiscal quarter ended March 30, 2025 described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was not effective as of March 30, 2025, due to the material weakness described below. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

As disclosed in our Form 10-K, we concluded that we did not have sufficient resources with the appropriate accounting expertise that resulted in a lack of adequate controls with respect to the preparation and precision of review of reconciliations, manual journal entries and third-party reports supporting journal entries. Accordingly, management has determined that this control deficiency constituted a material weakness.

Remediation of the Material Weakness

We have undertaken and are continuing to design and implement remediation measures intended to address the material weakness. Following the identification of the material weakness, and with the oversight of the Audit Committee of our Board of Directors, we have commenced and will continue to implement remediation efforts to enhance our environmental controls, which are described below.

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

We are committed to successfully implementing the remediation plan as promptly as possible and believe that these actions will remediate the material weakness. Our plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See our Form 10-K Risk Factors for the year ended December 31, 2024, as filed with the SEC on March 14, 2025.

Changes in Internal Control over Financial Reporting

Our plans for remediating the material weaknesses described above will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented. There were no changes in our internal control over financial reporting, other than the remediation actions described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Litigation in Note 15 “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference in this Item 1. Legal Proceedings.

Item 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025. Such risks, uncertainties and other factors may cause our actual results, performance, and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

If significant tariffs or other restrictions are placed on products or materials we import, or any related counter-measures are taken by foreign countries, our revenue and results of operations may be materially harmed.

Tariffs and other trade restrictions—such as those imposed or threatened by the U.S. on goods from China and other countries—have increased uncertainty in global trade and may materially impact our operations. Several countries, including China, have responded with retaliatory tariffs and other counter-measures, which could escalate further. These actions affect products and raw materials we import and may result in higher input costs, supply chain disruptions and reduced competitiveness. The extent of the impact on our financial condition and results of operations will depend on the scope and duration of these tariffs and related trade policies, as well as our ability to mitigate associated cost pressures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Plans

During the fiscal quarter ended March 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC and Holley Intermediate Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Amended and Restated By-Laws of the Company, dated August 8, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2023).
10.1	Cataclean License and Distribution Agreement
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Jesse Weaver
Jesse Weaver
Chief Financial Officer (Duly Authorized Officer)

May 7, 2025