Form 10-Q
period 2025-06-29
Holley Inc.
filed 2025-08-06
CIK 1822928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
There were 120,499,661 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of August 4, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Securities Act and Exchange Act, as well as protections afforded by other federal securities laws. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Forward-looking statements may be accompanied by words such as “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend” or similar expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Actual results could differ materially due to numerous factors, including but not limited to the Company’s ability to do any of the following:
•execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
•anticipate and manage through disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain company products in distribution channels;
•anticipate and manage through supply shortages of key component parts used in our products and the need to shift the mix of products offered in response thereto;
•respond to the impact of geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), tariffs, the interruption from catastrophic events and problems such as terrorism, and public health crises;
•maintain key strategic relationships with partners and resellers;
•anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures and tariffs;
•manage and mitigate the impact of changing trade policies, including tariffs;
•enhance future operating and financial results, whether through anticipated organic or external growth initiatives or through the implementation of cost savings initiatives;
•respond to uncertainties associated with product and service development and market acceptance;
•anticipate and manage through increased constraints in consumer demand and/or shifts in the mix of products sold;
•attract and retain qualified employees and key personnel;
•protect and enhance the Company’s corporate reputation and brand awareness;
•recognition of goodwill and other intangible asset impairment charges;
•effectively respond to general economic and business conditions;
•acquire and protect intellectual property;
•collect, store, process and use personal and payment information and other consumer data;
•comply with privacy and data protection laws and other legal obligations related to privacy, information security, and data protection;

•manage the impact of any security breaches, cyber-attacks, or other cybersecurity threats or incidents, or the failure of any key information technology systems;
•meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
•obtain additional capital, including through the sale of equity or debt securities;
•finance operations on an economically viable basis;
•maintain Holley’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”) and warrants to purchase Common Stock ("Warrants");
•comply with existing and/or future laws and regulations applicable to our business, including laws and regulations related to environmental health and safety or climate-related disclosures;
•respond to litigation, complaints, product liability claims and/or adverse publicity;
•anticipate the significance and timing of contractual obligations;
•anticipate the impact of, and response to, new accounting standards;
•maintain proper and effective internal controls;
•respond to the impact of changes in U.S. tax laws and regulations, including the impact on deferred tax assets;
•anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and
•respond to other risks and factors, listed under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 14, 2025, and/or as disclosed in any subsequent filings with the SEC.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HOLLEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	As of
	June 29, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$63,842	$56,087
Accounts receivable, less allowance for credit losses of $1,904 and $2,026 respectively	51,011	36,123
Inventory	180,827	192,523
Prepaids and other current assets	7,533	12,614
Total current assets	303,213	297,347
Property, plant, and equipment, net	44,543	40,983
Goodwill	372,340	372,340
Other intangibles assets, net	403,713	386,676
Right-of-use assets	34,421	35,974
Total assets	$1,158,230	$1,133,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$44,492	$44,781
Accrued liabilities	52,188	43,190
Current portion of long-term debt	6,879	7,201
Total current liabilities	103,559	95,172
Long-term debt, net of current portion	543,271	545,385
Warrant liability	733	813
Earn-out liability	744	1,148
Deferred taxes	35,796	37,391
Other noncurrent liabilities	36,288	32,259
Total liabilities	720,391	712,168
Commitments and contingencies (Refer to Note 15 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on June 29, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 119,405,911 and 118,748,697 shares issued and outstanding on June 29, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	379,610	377,557
Accumulated other comprehensive loss	(208)	(1,162)
Retained earnings	58,425	44,745
Total stockholders' equity	437,839	421,152
Total liabilities and stockholders' equity	$1,158,230	$1,133,320
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$166,661	$169,496	$319,705	$328,132
Cost of goods sold	97,103	99,203	186,059	205,780
Gross profit	69,558	70,293	133,646	122,352
Selling, general, and administrative	32,954	34,570	69,653	67,566
Research and development costs	5,086	4,311	9,179	9,123
Amortization of intangible assets	3,350	3,435	6,882	6,871
Restructuring costs	355	(3)	818	612
Other operating expense	299	102	257	94
Total operating expense	42,044	42,415	86,789	84,266
Operating income	27,514	27,878	46,857	38,086
Change in fair value of warrant liability	(7)	(3,402)	(80)	(6,529)
Change in fair value of earn-out liability	(219)	(1,058)	(404)	(1,707)
Loss on early extinguishment of debt	—	—	—	141
Interest expense, net	13,374	13,178	29,082	24,182
Total non-operating expense	13,148	8,718	28,598	16,087
Income before income taxes	14,366	19,160	18,259	21,999
Income tax expense	3,503	2,055	4,579	1,164
Net income	$10,863	$17,105	$13,680	$20,835
Comprehensive income:
Foreign currency translation adjustment	1,239	44	954	(142)
Total comprehensive income	$12,102	$17,149	$14,634	$20,693
Common Share Data:
Weighted average common shares outstanding - basic	119,162,895	118,470,358	119,005,954	118,171,093
Weighted average common shares outstanding - diluted	119,790,625	119,261,236	119,676,684	119,383,282
Basic net income per share	$0.09	$0.14	$0.11	$0.18
Diluted net income per share	$0.09	$0.14	$0.11	$0.17
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2023	117,707,280	$12	$373,869	$(710)	$67,980	$441,151
Net income	—	—	—	—	3,730	3,730
Equity compensation	—	—	1,141	—	—	1,141
Foreign currency translation	—	—	—	(186)	—	(186)
Tax withholding related to vesting of restricted stock units	—	—	(921)	—	—	(921)
Issuance of shares for restricted stock units	604,061	—	—	—	—	—
Balance at March 31, 2024	118,311,341	$12	$374,089	$(896)	$71,710	$444,915
Net income	—	—	$—	$—	$17,105	$17,105
Equity compensation	—	—	1,621	—	—	1,621
Foreign currency translation	—	—	—	44	—	44
Tax withholding related to vesting of restricted stock units	—	—	(516)	—	—	(516)
Issuance of shares for restricted stock units	372,131	—	—	—	—	—
Balance at June 30, 2024	118,683,472	$12	$375,194	$(852)	$88,815	$463,169

Balance at December 31, 2024	118,748,697	$12	$377,557	$(1,162)	$44,745	$421,152
Net income	—	—	—	—	2,817	2,817
Equity compensation	—	—	1,495	—	—	1,495
Foreign currency translation	—	—	—	(285)	—	(285)
Tax withholding related to vesting of restricted stock units	—	—	(594)	—	—	(594)
Issuance of shares for restricted stock units	333,960	—	—	—	—	—
Balance at March 30, 2025	119,082,657	$12	$378,458	$(1,447)	$47,562	$424,585
Net income	—	—	$—	$—	$10,863	$10,863
Equity compensation	—	—	1,408	—	—	1,408
Foreign currency translation	—	—	—	1,239	—	1,239
Tax withholding related to vesting of restricted stock units	—	—	(256)	—	—	(256)
Issuance of shares for restricted stock units	323,254	—	—	—	—	—
Balance at June 29, 2025	119,405,911	$12	$379,610	$(208)	$58,425	$437,839
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the twenty-six weeks ended
	June 29, 2025	June 30, 2024
OPERATING ACTIVITIES:
Net income	$13,680	$20,835
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	4,514	5,133
Amortization of intangible assets	6,882	6,871
Amortization of deferred loan costs	904	871
Amortization of right of use assets	2,642	2,810
Fair value adjustments to warrant liability	(80)	(6,529)
Fair value adjustments to earn-out liability	(404)	(1,707)
Fair value adjustments to interest rate collar	5,243	(2,355)
Equity compensation	2,903	2,762
Change in deferred taxes	(1,595)	(4,901)
Loss on early extinguishment of long-term debt	—	141
Gain on disposal of property, plant and equipment	—	(568)
Provision for inventory reserves	2,671	11,694
Provision for credit losses	169	369
Change in operating assets and liabilities:
Accounts receivable	(14,865)	(8,114)
Inventories	9,152	6,814
Prepaids and other current assets	4,044	(716)
Accounts payable	(359)	14,951
Accrued interest	—	(96)
Accrued and other liabilities	(2,864)	(3,744)
Net cash provided by operating activities	32,637	44,521
INVESTING ACTIVITIES:
Capital expenditures	(7,808)	(2,645)
Acquisition of license agreement	(13,090)	—
Proceeds from the disposal of fixed assets	—	229
Net cash used in investing activities	(20,898)	(2,416)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(3,608)	(28,605)
Payments from stock-based award activities	(850)	(1,437)
Net cash used in financing activities	(4,458)	(30,042)
Effect of foreign currency rate fluctuations on cash	474	(64)
Net change in cash and cash equivalents	7,755	11,999
Cash and cash equivalents:
Beginning of period	56,087	41,081
End of period	$63,842	$53,080
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,525	$26,582
Cash paid for income taxes	4,894	6,361
Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable	$1,612	$124
Purchase price of license agreement included in accrued liabilities	$10,710	$—
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
Risks and Uncertainties
The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions, as well as by geopolitical events, including the conflict in Ukraine, the conflict in the Middle East, and the possible expansion of such conflicts and potential geopolitical consequences. The Company's business is impacted by various economic factors that affect both consumers and the automotive aftermarket industry, including but not limited to inflation, fuel costs, wage rates, trade restrictions, including tariffs, supply chain disruptions, hiring, and other economic conditions. The global and regional economic and political conditions, as well as changes in trade policies, may cause volatility in demand for the Company's products, materials and logistics, and transportation delays, and as a result may impact the pricing of the Company's products and product availability.
In 2025, the U.S. introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, with certain exemptions, and these evolving tariff policies in the U.S., along with responsive measures enacted by other countries, have created additional uncertainty and complexity in the global trade environment. In response, the Company has implemented a range of initiatives to mitigate the impact of tariffs, including conducting harmonized tariff code audits to ensure accurate classification and compliance, diversifying supplier locations outside of China, reshoring products to North America, and exploring direct shipping from suppliers to international customers to reduce tariff exposure on goods entering the U.S. The Company continues to monitor international trade developments, including potential changes in tariff rates and the possibility of new exemptions or retaliatory actions, in order to analyze their impact on the business. The Company additionally continues to evaluate and implement additional strategies to further minimize the impact of tariffs on its operations. If current tariff levels are sustained or increased, there remains a risk that our profitability, cash flows, and financial estimates could be negatively affected.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
Additionally, in response to inflationary impacts and supply chain disruptions, the Company has attempted to minimize potential adverse impacts on its business with cost savings initiatives, price increases to customers, and increased attention to maintaining appropriate inventory levels in the distribution channel. The Company's profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales to lower-margin products, and demands on our performance that increase our costs. Should the ongoing macroeconomic conditions not improve, or worsen, or if the Company's attempt to mitigate the impact on its supply chain, operations and costs is not successful, the Company’s business, results of operations and financial condition may be adversely affected.
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
The Company operates on a fiscal year that ends on December 31. The three- and six-month periods ended June 29, 2025 and June 30, 2024 each included 13 weeks and 26 weeks, respectively.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires additional disclosures of various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The standard also requires information pertaining to taxes paid to be disaggregated for federal, state and foreign taxes, and contains other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. While early adoption is permitted, the Company has

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
determined it will not early adopt the standard. The Company does not believe the adoption of the standard will have a material effect on the Company’s consolidated financial position or results of operations.
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
2.    INVENTORY
Inventories of the Company consisted of the following:

	As of
	June 29, 2025	December 31, 2024
Raw materials	$50,231	$58,858
Work-in-process	4,273	3,416
Finished goods	126,323	130,249
	$180,827	$192,523
3.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment of the Company consisted of the following:

	As of
	June 29, 2025	December 31, 2024
Land	$1,230	$1,230
Buildings and improvements	13,314	12,874
Machinery and equipment	69,728	65,333
Construction in process	12,982	8,221
Total property, plant and equipment	97,254	87,658
Less: accumulated depreciation	52,711	46,675
Property, plant and equipment, net	$44,543	$40,983

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The Company’s long-lived assets by geographic location are as follows:

	As of
	June 29, 2025	December 31, 2024
United States	$42,082	$38,606
International	2,461	2,377
Total property, plant and equipment, net	$44,543	$40,983
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. There were no changes to goodwill during the 26-week period ended June 29, 2025.
No goodwill impairment charges were incurred during the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024, respectively. Potential changes in the Company's costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.
On January 1, 2025, the Company, entered into an agreement with Cataclean Global Limited ("Cataclean") to purchase a perpetual exclusive license in North America for developing, manufacturing, marketing, distributing, using and selling existing Cataclean products as well as future product formulations in all sales channels in North America for a total purchase price of $23,800. The Cataclean perpetual license agreement of $23,800 is included in other intangible assets, net in the condensed consolidated balance sheets. As of June 29, 2025, the Company paid $13,090 and the remaining $10,710 is included in accrued liabilities in the condensed consolidated balance sheets.
Intangible assets consisted of the following:

	June 29, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,168	$(72,593)	$196,575
Tradenames	13,775	(6,656)	7,119
Technology	27,559	(16,618)	10,941
Total finite-lived intangible assets	$310,502	$(95,867)	$214,635

Indefinite-lived intangible assets:
Tradenames	$165,278	—	$165,278
License agreement	23,800	—	23,800
Total indefinite-lived intangible assets	$189,078	—	$189,078

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(67,426)	$202,524
Tradenames	13,775	(6,294)	7,481
Technology	26,676	(15,265)	11,411
Total finite-lived intangible assets	$310,401	$(88,985)	$221,416

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260
The following outlines the estimated amortization expense related to intangible assets held as of June 29, 2025:

2025 (excluding the twenty-six weeks ended June 29, 2025)	$7,017
2026	13,552
2027	13,546
2028	13,546
2029	13,546
Thereafter	153,428
Total	$214,635
5.    ACCRUED LIABILITIES
Accrued liabilities of the Company consisted of the following:

	As of
	June 29, 2025	December 31, 2024
Accrued freight	$3,215	$1,673
Accrued employee compensation and benefits	11,264	11,646
Accrued returns and allowances	10,042	12,257
Accrued taxes	3,260	4,053
Current portion of operating lease liabilities	5,476	5,324
Accrued warranties	2,534	2,332
Cataclean license accrual	10,710	-
Accrued other	5,687	5,905
Total accrued liabilities	$52,188	$43,190

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
6.    DEBT
Debt of the Company consisted of the following:

	As of
	June 29, 2025	December 31, 2024
First lien term loan due November 17, 2028	$557,648	$560,933
Other	308	630
Financing lease	268	—
Less unamortized debt issuance costs	(8,074)	(8,977)
	550,150	552,586
Less current portion of long-term debt	(6,879)	(7,201)
	$543,271	$545,385
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
The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,509 in outstanding letters of credit on June 29, 2025.
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
As of June 29, 2025, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On June 29, 2025, the weighted average interest rate on the Company's borrowings under the credit facility was 8.2%. As of June 29, 2025, the Company did not have any borrowings outstanding on its revolving credit facility.
The Company has entered into interest rate collars in the notional amounts of $500,000 and $400,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 8, "Derivative Instruments," for additional information.
Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, including a secured interest in the Company's headquarters, with a carrying value of $3,325. The Credit Agreement

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales.
In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the quarter ending July 2, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024 (the “Covenant Relief Period”). As of June 30, 2024, the required Total Leverage Ratio was 5.00:1.00. As a condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In July 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $2,106 of deferred financing fees related to these amendments. On June 29, 2025, the Company was in compliance with all financial covenants.
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
Future maturities of long-term debt and amortization of debt issuance costs as of June 29, 2025 are as follows:

	Debt	Debt Issuance Costs
2025 (excluding the twenty-six weeks ended June 29, 2025)	$3,595	$1,341
2026	6,571	2,244
2027	6,571	2,244
2028	541,219	2,245
	$557,956	$8,074
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
The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of June 29, 2025 and December 31, 2024, a warrant liability with a fair value of $733 and $813, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. A decrease of $7 and $3,402 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended June 29, 2025 and June 30, 2024, respectively. A decrease of $80 and $6,529 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 26-week periods ended June 29, 2025 and June 30, 2024, respectively.
Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of June 29, 2025 and December 31, 2024, an earn-out liability with a fair value of $744 and $1,148, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. A decrease of $219 and $1,058 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended June 29, 2025 and June 30, 2024, respectively. A decrease of $404 and $1,707 in the fair value of the earn-out liability was reflected as

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 26-week periods ended June 29, 2025 and June 30, 2024, respectively.
8.    DERIVATIVE INSTRUMENTS
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (each, a “Collar”), to manage its exposure to fluctuations in interest rates on the Company’s variable rate debt. On January 4, 2023, the Company entered into a Collar with Wells Fargo with a notional amount of $500,000 that expires on February 18, 2026. The Collar has a floor of 2.811% and a cap of 5% (based on three-month SOFR). On January 30, 2025, the Company entered into another Collar with Wells Fargo with a notional amount of $400,000 that expires on November 18, 2028. The Collar has a floor of 3.35% and a cap of 4.99% (based on three-month SOFR). The structure of these Collars is such that the Company receives an incremental amount if the Collar index exceeds the cap rate. Conversely, the Company pays an incremental amount to Wells Fargo if the Collar index falls below the floor rate. No payments are required if the Collar index falls between the cap and floor rates.
As of June 29, 2025, the Company recognized a derivative liability of $5,303 for the Collar in other noncurrent assets on the condensed consolidated balance sheet. The Company recorded a net change in the fair value of the Collar as an increase to interest expense of $1,431 and $5,243 for the 13-week and 26-week periods ended June 29, 2025, respectively.
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
9.    FAIR VALUE MEASUREMENTS
The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on June 29, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$491	$—	$—	$491
Warrant liability (Private)	—	—	242	242
Earn-out liability	—	—	744	744
Interest rate collar liability	—	5,303	—	5,303
Total fair value liabilities	$491	$5,303	$986	$6,780

	Fair Value Measured on December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$548	$—	$—	$548
Warrant liability (Private)	—	—	265	265
Earn-out liability	—	—	1,148	1,148
Interest rate collar liability	—	60	—	60
Total fair value liabilities	$548	$60	$1,413	$2,021

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
As of June 29, 2025, the Company's derivative liabilities for its Private and Public Warrants, earn-out liability, and derivative asset for its Collar are measured at fair value on a recurring basis (see Note 7, “Common Stock Warrants and Earn-Out Liability,” and Note 8, "Derivative Instruments," for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent assets on the condensed consolidated balance sheets, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the Collar is recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability and changes in the fair value of the Collar are recognized in net cash provided by operating activities on the condensed consolidated statements of cash flows.
The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	June 29, 2025	December 31, 2024
Valuation date price	$2.00	$3.02
Strike price	$11.50	$11.50
Remaining life (in years)	1.04	1.54
Expected dividend	$—	$—
Risk-free interest rate	3.87%	4.12%
Price threshold	$18.00	$18.00
The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	June 29, 2025	December 31, 2024
Valuation date price	$2.00	$3.02
Expected term (in years)	3.04	3.54
Expected volatility	90.93%	64.33%
Risk-free interest rate	3.61%	4.21%
Price hurdle	$15.00	$15.00
As of June 29, 2025 and December 31, 2024, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The reconciliation of changes in Level 3 liabilities during the 26-week periods ended June 29, 2025 and June 30, 2024 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2023	$2,903	$3,479	$6,382
Gains included in earnings	(2,294)	(1,707)	(4,001)
Balance at June 30, 2024	$609	$1,772	$2,381

Balance at December 31, 2024	$265	$1,148	$1,413
Gains included in earnings	(23)	(404)	(427)
Balance at June 29, 2025	$242	$744	$986
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
The following table summarizes total revenue by division category during the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024. The Company's category definitions were revised by management during the first quarter of 2025. The prior-year period has been revised to conform with the current presentation. There is no change to total sales.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Domestic Muscle	$101,412	$104,876	$193,254	$203,308
Euro & Import	12,208	12,318	23,163	21,825
Truck & Off-Road	35,017	31,809	66,246	63,499
Safety & Racing	18,024	20,493	37,042	39,500
Net sales	$166,661	$169,496	$319,705	$328,132
The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
United States	$162,414	$163,422	$309,905	$316,747
Italy	4,247	6,074	9,800	11,385
Net sales	$166,661	$169,496	$319,705	$328,132
Accounts receivable, less allowance was $50,894 and $36,123 as of March 30, 2025 and December 31, 2024, respectively.
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

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Income tax expense (benefit)	$3,503	$2,055	$4,579	$1,164
Effective tax rate	24.4%	10.7%	25.1%	5.3%
For the 13-week period ended June 29, 2025, the Company's effective tax rate of 24.4% differed from the 21% federal statutory rate primarily due to federal research and development tax credits, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share-based compensation recognized during the period. For the 13-week period ended June 30, 2024, the Company’s effective tax rate of 10.7% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period and the impact of foreign taxes in higher tax rate jurisdictions.
For the 26-week period ended June 29, 2025, the Company's effective tax rate of 25.1% differed from the 21% federal statutory tax rate primarily due to federal research and development tax credits, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share-based

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
compensation recognized during the period. For the 26-week period ended June 30, 2024, the Company’s effective tax rate of 5.3% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the Company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature; therefore, the full tax benefit of these expenses were recorded during the quarter as a discrete adjustment.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently unable to estimate the financial impacts of OBBBA, which could be material to our consolidated financial statements.
12.  EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator:
Net income	$10,863	$17,105	$13,680	$20,835
Denominator:
Weighted average common shares outstanding - basic	119,162,895	118,470,358	119,005,954	118,171,093
Dilutive effect of potential common shares from RSUs	346,941	790,878	462,500	1,110,038
Dilutive effect of potential common shares from PSUs	280,789	—	208,230	102,151
Weighted average common shares outstanding - diluted	119,790,625	119,261,236	119,676,684	119,383,282
Earnings per share:
Basic	$0.09	$0.14	$0.11	$0.18
Diluted	$0.09	$0.14	$0.11	$0.17

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

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311	14,633,311	14,633,311
Stock options	437,268	454,064	437,268	454,064
Restricted stock units	2,058,769	1,685,423	2,058,769	1,685,423
Performance stock units	2,264,503	2,133,100	2,264,503	2,133,100
Unvested Earn-Out Shares	1,093,750	1,093,750	1,093,750	1,093,750
Total anti-dilutive shares	20,487,601	19,999,648	20,487,601	19,999,648
13.  EQUITY-BASED COMPENSATION PLANS
In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. As of June 29, 2025, 3,281,662 shares of Common Stock remained available for future issuance under the 2021 Plan.
Equity-based compensation expense included the following components:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Restricted stock units	$1,017	$968	$1,976	$1,742
Performance stock units	386	495	878	885
Stock options	5	158	49	135
All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.
Restricted Stock Awards
RSUs and PSUs are collectively referred to as "Restricted Stock Awards". The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment or board services, as applicable. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On June 29, 2025, there was $7,264 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 1.7 years.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The weighted-average grant-date fair value of Restricted Stock Awards granted during the 13-week periods ended June 29, 2025 and June 30, 2024, was $2.48 and $4.12, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock during the 26-week period ended June 29, 2025 and June 30, 2024, was $2,444 and $5,262, respectively.
The following table summarizes Restricted Stock Award for the 26-week period ended June 29, 2025:

	Unvested Restricted Stock Awards
	Number of RSAs	Weighted Average Grant Date Fair Value
Balance on December 31, 2024	4,195,161	$3.12
Granted	2,311,107	2.48
Vested	(1,051,186)	3.32
Forfeited	(418,252)	3.13
Balance on June 29, 2025	5,036,830	$2.78
Performance-based Restricted Stock Units
The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 21, 2025, the Company granted 812,256 PSUs under the 2021 Plan to key employees with a grant date fair value of $2.53. On March 31, 2025 the Company granted 10,943 PSUs with a grant date fair value of $2.57; and on April 21, 2025, the Company granted 27,134 PSUs with a grant date fair value of $1.98. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.
Stock Options
Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of June 29, 2025, all stock options vested and there was no additional compensation cost to recognize.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes stock option activity for the 26-week period ended June 29, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Options outstanding on December 31, 2024	437,268	$10.99
Forfeited	-	-
Expired	-	-
Options outstanding on June 29, 2025	437,268	$10.99	6.31
Options exercisable on June 29, 2025	437,268	$10.99	6.31
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

	As of
	June 29, 2025	December 31, 2024
Assets:
Operating right of use assets	$34,421	$35,974
Liabilities:
Current operating lease liabilities - Accrued liabilities	$5,476	$5,324
Long-term operating lease liabilities - Other noncurrent liabilities	30,089	31,876
Total lease liabilities	$35,565	$37,200
Lease term and discount rate
Weighted average remaining lease term (in years)	6.1	6.6
Weighted average discount rate	6.50%	5.91%

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Components of lease expense:
Operating lease expense	$1,876	$1,361	$3,864	$3,506
Variable Lease Expense	62	276	444	704
Short-term lease expense	186	106	288	186
Total lease expense	$2,124	$1,743	$4,596	$4,396
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,897	$1,818	$3,781	$3,667
Right-of-use assets obtained in exchange for new operating lease liabilities	1,115	2,362	1,125	4,376
Decapitalization of right-of-use assets upon lease termination or modification	31	—	31	1,360
The following table summarizes the maturities of the Company's operating lease liabilities as of June 29, 2025:

2025 (excluding the twenty-six weeks ended June 29, 2025)	$3,831
2026	7,444
2027	7,441
2028	6,885
2029	5,860
Thereafter	11,722
Total lease payments	43,183
Less imputed interest	(7,618)
Present value of lease liabilities	$35,565
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
On February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between July 21, 2021, and February 6, 2023. On April 26, 2024, the lead plaintiff filed an amended Complaint, adding Vinod Nimmagadda (the Company’s Executive Vice President of Corporate Development and New Ventures) as a defendant. Lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief. The Company filed a motion to dismiss on June 28, 2024. On January 7, 2025, the lead plaintiff filed a motion for leave to file a supplemented amended Complaint, which the court granted on March 20, 2025. The Company filed a motion to dismiss the supplemented amended Complaint on April 3, 2025, and briefing on the motion to dismiss was completed on May 8, 2025.
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

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Beginning balance	$2,327	$4,771	$2,332	$3,325
Accrued for current year warranty claims	2,451	3,403	4,160	6,747
Settlement of warranty claims	(2,244)	(2,128)	(3,958)	(4,026)
Ending balance	$2,534	$6,046	$2,534	$6,046
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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
During the 13-week periods ended June 29, 2025 and June 30, 2024, the Company made matching contributions under the savings plans totaling $478 and $512, respectively. During the 26-week periods ended June 29, 2025 and June 30, 2024, the Company made matching contributions under the savings plan totaling $1,090 and $1,129, respectively.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	$166,661	$169,496	$319,705	$328,132
Cost of goods sold	97,103	99,203	186,059	205,780
Gross profit	69,558	70,293	133,646	122,352
Selling, general, and administrative	32,954	34,570	69,653	67,566
Research and development costs	5,086	4,311	9,179	9,123
Amortization of intangible assets	3,350	3,435	6,882	6,871
Restructuring costs	355	(3)	818	612
Other operating income	299	102	257	94
Total operating expense	42,044	42,415	86,789	84,266
Operating income	27,514	27,878	46,857	38,086
Change in fair value of warrant liability	(7)	(3,402)	(80)	(6,529)
Change in fair value of earn-out liability	(219)	(1,058)	(404)	(1,707)
Loss on early extinguishment of debt	—	—	—	141
Interest expense, net	13,374	13,178	29,082	24,182
Total non-operating expense	13,148	8,718	28,598	16,087
Income before income taxes	14,366	19,160	18,259	21,999
Income tax expense (benefit)	3,503	2,055	4,579	1,164
Net income	$10,863	$17,105	$13,680	$20,835

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
Overview
We are a leading designer, marketer, and manufacturer of high performance automotive aftermarket products serving car and truck enthusiasts, with sales, processing, and distribution facilities reaching most major markets in the United States, Canada, Europe, and China. We design, market, manufacture and distribute a diversified line of performance automotive products including fuel injection systems, tuners, exhaust products, carburetors, safety equipment and various other performance automotive products. Our products are designed to enhance street, off-road, recreational, and competitive vehicle performance and safety.
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
We believe that our international exposure is currently primarily centered in China. Tariffs on Chinese imports have been a factor in our sourcing strategies for several years, and we have proactively developed and implemented plans to mitigate their impact. These initiatives include, but are not limited to, conducting a harmonized tariff code audit to ensure accurate classification and compliance, changing to supplier locations outside of China, reshoring products to North America and exploring direct shipping from suppliers to international customers to reduce tariff exposure on goods entering the United States. We continue to evaluate additional strategies to further minimize the impact of tariffs on our operations.
Because our production costs are primarily U.S.-based and we have a broad product portfolio with a strong concentration of manufacturing and sourcing in the United States, we believe our U.S. focus enables us to better manage and mitigate the impact of tariffs on pricing more effectively than competitors who are less diversified and more reliant on single-source imports from China. During the second quarter of 2025, we undertook the initiatives discussed above to mitigate the economic impact of tariffs on our product portfolio. We believe these initiatives combined with our pricing actions have allowed us to successfully manage the impact of the latest tariff decisions. However, if current tariff levels are sustained or increased, there is a risk that our profitability, cash flows and estimates inherent in our financial statements could be negatively affected.
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
Key Components of Results of Operations
Net Sales
The principal activity from which we generate sales is the designing, marketing, manufacturing, and distribution of performance after-market automotive parts for our end consumers. Sales are displayed net of rebates and sales returns allowances. Sales returns are recorded as a charge against gross sales in the period in which the related sales are recognized.
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of purchased parts and manufactured products, including materials and direct labor costs. In addition, warranty, incoming shipping and handling and inspection and repair costs are also included within costs of goods sold. Reductions in the cost of inventory to its net realizable value are also a component of cost of goods sold.
Selling, General, and Administrative
Selling, general, and administrative costs consist of payroll and related personnel expenses, IT and office services, office rent expense, and professional services. In addition, self-insurance, advertising, research and development, outgoing shipping costs, pre-production and start-up costs are also included within selling, general, and administrative.

Restructuring Costs
Restructuring costs include charges attributable to operational restructuring and integration activities, including professional and consulting services; termination related benefits; facilities relocation; and executive transition costs.
Interest Expense
Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of June 29, 2025, $557.6 million was outstanding under our Credit Agreement.
Results of Operations
13-Week Period Ended June 29, 2025 Compared With 13-Week Period Ended June 30, 2024
The table below presents Holley’s results of operations for the 13-week periods ended June 29, 2025 and June 30, 2024 (dollars in thousands):

	For the thirteen weeks ended
	June 29, 2025	June 30, 2024	Change ($)	Change (%)
Net sales	$166,661	$169,496	$(2,835)	(1.7)%
Cost of goods sold	97,103	99,203	(2,100)	(2.1)%
Gross profit	69,558	70,293	(735)	(1.0%)
Selling, general, and administrative	32,954	34,570	(1,616)	(4.7%)
Research and development costs	5,086	4,311	775	18.0%
Amortization of intangible assets	3,350	3,435	(85)	(2.5%)
Restructuring costs	355	(3)	358	n/a
Other operating expense	299	102	197	193.1%
Operating income	27,514	27,878	(364)	(1.3%)
Change in fair value of warrant liability	(7)	(3,402)	3,395	n/a
Change in fair value of earn-out liability	(219)	(1,058)	839	n/a
Interest expense, net	13,374	13,178	196	1.5%
Income before income taxes	14,366	19,160	(4,794)	(25.0%)
Income tax expense	3,503	2,055	1,448	70.5%
Net income	10,863	17,105	(6,242)	(36.5)%
Foreign currency translation adjustment	$1,239	$44	1,195	2715.9%
Total comprehensive income	$12,102	$17,149	$(5,047)	(29.4)%
Net Sales
Net sales for the 13-week period ended June 29, 2025 decreased $2.8 million, or 1.7%, to $166.7 million, as compared to $169.5 million for the 13-week period ended June 30, 2024. Lower sales volume resulted in a decrease of approximately $4.2 million, offset partially by improved price realization of approximately $1.4 million compared to the prior year period.

The table below presents our net sales for the 13-week periods ended June 29, 2025 and June 30, 2024, as well as sales related to divestitures and sales part of our strategic product rationalization project. The divestitures sales relate to divested businesses prior to the divestiture date. The divestitures include Detroit Speed Engineering, Gear FX, and Proforged. The strategic product rationalization sales related to a 2024 initiative to discontinued stock keeping units ("SKUs").

	For the thirteen weeks ended
	June 29, 2025	June 30, 2024
Net Sales	$166,661	$169,496
Divestitures	—	3,397
Strategic Product Rationalization	—	5,626
Cost of Goods Sold
Cost of goods sold for the 13-week period ended June 29, 2025 decreased $2.1 million, or 2.1%, to $97.1 million, as compared to $99.2 million for the 13-week period ended June 30, 2024. The decrease in cost of goods sold in the second quarter of 2025, a period in which product sales decreased 1.7%, was due to lower inbound freight costs, which is one of the Company's cost saving initiatives.
Gross Profit and Gross Margin
Gross profit for the 13-week period ended June 29, 2025 decreased $0.7 million, or 1.0%, to $69.6 million, as compared to $70.3 million for the 13-week period ended June 30, 2024. Gross margin for the 13-week period ended June 29, 2025 was 41.7% as compared to a gross margin of 41.5% for the 13-week period ended June 30, 2024. Gross profit margin increased primarily due to significant clearance activity in prior year and not repeating in 2025.
Selling, General and Administrative
Selling, general and administrative costs for the 13-week period ended June 29, 2025 decreased $1.6 million, or 4.7%, to $33.0 million, as compared to $34.6 million for the 13-week period ended June 30, 2024. Selling, general and administrative costs expressed as a percentage of sales decreased to 19.8% for the 13-week period ended June 29, 2025 compared to 20.4% for the 13-week period ended June 30, 2024. The decrease in selling, general and administrative costs was due to the Company's realignment of employees' roles and responsibilities from selling, general and administrative to research and development. Overall, salaries increased for the Company in the second quarter of 2025, compared to the second quarter of 2024. The increase is due to the furlough that occurred during 2024. The increase was offset by a decrease in transformative consulting fees.
Research and Development Costs
Research and development costs for the 13-week period ended June 29, 2025 slightly increased to $5.1 million as compared to $4.3 million for the 13-week period ended June 30, 2024, primarily due to the Company's realignment of employees' roles and responsibilities from selling, general and administrative to research and development.
Amortization and Impairment of Intangible Assets
Amortization of intangible assets was $3.4 million for the 13-week period ended June 29, 2025 compared to $3.4 million for the 13-week period ended June 30, 2024.
Restructuring Costs
Restructuring costs for the 13-week period ended June 29, 2025 increased by $0.4 million to $0.4 million, as compared to less than $0.1 million for the 13-week period ended June 30, 2024, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of portfolio development optimization.

Operating Income
As a result of factors described above, operating income for the 13-week period ended June 29, 2025 decreased $0.4 million, or 1.3%, to $27.5 million, as compared to $27.9 million for the 13-week period ended June 30, 2024.
Change in Fair Value of Warrant Liability
For the 13-week periods ended June 29, 2025 and June 30, 2024, we recognized a gain of less than $0.1 million and $3.4 million, respectively. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.
Change in Fair Value of Earn-Out Liability
For the 13-week periods ended June 29, 2025 and June 30, 2024, we recognized a gain of $0.2 million and $1.1 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Interest Expense
Interest expense for the 13-week period ended June 29, 2025 increased $0.2 million, or 1.5%, to $13.4 million, as compared to $13.2 million for the 13-week period ended June 30, 2024, reflecting the negative impact of the interest rate collar. The Company recognized interest expense of $1.4 million and interest income of $(0.1) million related to the interest rate collar for 13-week periods ended June 29, 2025 and June 30, 2024, respectively.
Income before Income Taxes
As a result of factors described above, we recognized $14.4 million and $19.2 million of income before income taxes for the 13-week periods ended June 29, 2025 and June 30, 2024, respectively.
Income Tax Expense
Income tax expense for the 13-week period ended June 29, 2025 was $3.5 million, as compared to income tax expense of $2.1 million for the 13-week period ended June 30, 2024. Our effective tax rate for the 13-week period ended June 29, 2025 was 24.4%. The difference between the effective tax rate for the 13-week period ended June 29, 2025 and the federal statutory rate in 2025 was due to federal research and development tax credits, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share-based compensation recognized during the period. The effective tax rate for the 13-week period ended June 30, 2024 was 10.7%. The difference between the effective tax rate for the 13-week period ended June 30, 2024 and the federal statutory rate in 2024 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period and the impact of foreign taxes in higher tax rate jurisdictions.
Net Income and Total Comprehensive Income
As a result of factors described above, we recognized net income of $10.9 million and $17.1 million for the 13-week periods ended June 29, 2025 and June 30, 2024, respectively. Additionally, we recognized total comprehensive income of $12.1 million for the 13-week period ended June 29, 2025, as compared to total comprehensive income of $17.1 million for the 13-week period ended June 30, 2024. Comprehensive income includes the effect of foreign currency translation adjustments.

Results of Operations
26-Week Period Ended June 29, 2025 Compared With 26-Week Period Ended June 30, 2024
The table below presents Holley’s results of operations for the 26-week periods ended June 29, 2025 and June 30, 2024 (dollars in thousands):

	For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	Change ($)	Change (%)
Net sales	$319,705	$328,132	$(8,427)	(2.6)%
Cost of goods sold	186,059	205,780	(19,721)	(9.6)%
Gross profit	133,646	122,352	11,294	9.2%
Selling, general, and administrative	69,653	67,566	2,087	3.1%
Research and development costs	9,179	9,123	56	0.6%
Amortization of intangible assets	6,882	6,871	11	0.2%
Restructuring costs	818	612	206	33.7%
Other operating expense	257	94	163	173.4%
Operating income	46,857	38,086	8,771	23.0%
Change in fair value of warrant liability	(80)	(6,529)	6,449	n/a
Change in fair value of earn-out liability	(404)	(1,707)	1,303	n/a
Loss on early extinguishment of debt	—	141	(141)	n/a
Interest expense, net	29,082	24,182	4,900	20.3%
Income before income taxes	18,259	21,999	(3,740)	(17.0%)
Income tax expense	4,579	1,164	3,415	293.4%
Net income	13,680	20,835	(7,155)	(34.3)%
Foreign currency translation adjustment	$954	$(142)	1,096	(771.8%)
Total comprehensive income	$14,634	$20,693	$(6,059)	(29.3)%
Net Sales
Net sales for the 26-week period ended June 29, 2025 decreased $8.4 million, or 2.6%, to $319.7 million, as compared to $328.1 million for the 26-week period ended June 30, 2024. Lower sales volume resulted in a decrease of approximately $12.2 million, offset partially by improved price realization of approximately $3.8 million compared to the prior year period.
The table below presents our net sales for the 26-week periods ended June 29, 2025 and June 30, 2024, as well as sales related to divestitures and sales part of our strategic product rationalization project. The divestitures sales relate to divested businesses prior to the divestiture date. The divestitures include Detroit Speed Engineering, Gear FX, and Proforged. The strategic product rationalization sales related to a 2024 initiative to discontinued stock keeping units ("SKUs").

	For the twenty-six weeks ended
	June 29, 2025	June 30, 2024
Net Sales	$319,705	$328,132
Divestitures	—	7,182
Strategic Product Rationalization	—	12,378

Cost of Goods Sold
Cost of goods sold for the 26-week period ended June 29, 2025 decreased $19.7 million, or 9.6%, to $186.1 million, as compared to $205.8 million for the 26-week period ended June 30, 2024. The decrease in cost of goods sold in 2025, a period in which product sales decreased 2.6%, was due to the $9.1 million of product rationalization initiative in 2024. The initiative focused on eliminating unprofitable or slow-moving SKUs. Lower freight costs also contributed to the decrease.
Gross Profit and Gross Margin
Gross profit for the 26-week period ended June 29, 2025 increased $11.3 million, or 9.2%, to $133.6 million, as compared to $122.4 million for the 26-week period ended June 30, 2024. Gross margin for the 26-week period ended June 29, 2025 was 41.8% as compared to a gross margin of 37.3% for the 26-week period ended June 30, 2024. Gross profit margin increased primarily due to inventory charges in 2024, driven by the product rationalization initiative. The increase was also due to improvements in freight costs.
Selling, General and Administrative
Selling, general and administrative costs for the 26-week period ended June 29, 2025 increased $2.1 million, or 3.1%, to $69.7 million, as compared to $67.6 million for the 26-week period ended June 30, 2024. Selling, general and administrative costs expressed as a percentage of sales increased to 21.8% for the 26-week period ended June 29, 2025 compared to 20.6% for the 26-week period ended June 30, 2024. The increase in selling, general and administrative costs was driven by an increase in legal fees of $2.3 million, which included $1.3 million in legal settlement costs.
Research and Development Costs
Research and development costs for the 26-week period ended June 29, 2025 slightly increased to $9.2 million as compared to $9.1 million for the 26-week period ended June 30, 2024, primarily due to the Company's realignment of employees' roles and responsibilities from selling, general and administrative to research and development.
Amortization and Impairment of Intangible Assets
Amortization of intangible assets was $6.9 million for the 26-week period ended June 29, 2025 compared to $6.9 million for the 26-week period ended June 30, 2024.
Restructuring Costs
Restructuring costs for the 26-week period ended June 29, 2025 increased by $0.2 million to $0.8 million, as compared to $0.6 million for the 26-week period ended June 30, 2024, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of portfolio development optimization.
Operating Income
As a result of factors described above, operating income for the 26-week period ended June 29, 2025 increased $8.8 million, or 23.0%, to $46.9 million, as compared to $38.1 million for the 26-week period ended June 30, 2024.
Change in Fair Value of Warrant Liability
For the 26-week periods ended June 29, 2025 and June 30, 2024, we recognized a gain of $0.1 million and $6.5 million, respectively. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.

Change in Fair Value of Earn-Out Liability
For the 26-week periods ended June 29, 2025 and June 30, 2024, we recognized a gain of $0.4 million and $1.7 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Interest Expense
Interest expense for the 26-week period ended June 29, 2025 increased $4.9 million, or 20.3%, to $29.1 million, as compared to $24.2 million for the 26-week period ended June 30, 2024, reflecting the negative impact of the interest rate collar. The Company recognized interest expense of $5.2 million and interest income of $2.4 million related to the interest rate collar for 26-week periods ended June 29, 2025 and June 30, 2024, respectively.
Income before Income Taxes
As a result of factors described above, we recognized $18.3 million and $22.0 million of income before income taxes for the 26-week periods ended June 29, 2025 and June 30, 2024, respectively.
Income Tax Expense
Income tax expense for the 26-week period ended June 29, 2025 was $4.6 million, as compared to income tax expense of $1.2 million for the 26-week period ended June 30, 2024. Our effective tax rate for the 26-week period ended June 29, 2025 was 25.1%. The difference between the effective tax rate for the 26-week period ended June 29, 2025 and the federal statutory rate in 2025 was due to federal research and development tax credits, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share-based compensation recognized during the period. The effective tax rate for the 26 week period ended June 30, 2024 was 5.3%. The difference between the effective tax rate and the federal statutory rate in 2024 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature, therefore, the full tax benefit of these expenses was recorded during the year as a discrete adjustment.
Net Income and Total Comprehensive Income
As a result of factors described above, we recognized net income of $13.7 million and $20.8 million for the 26-week periods ended June 29, 2025 and June 30, 2024, respectively. Additionally, we recognized total comprehensive income of $14.6 million for the 26-week period ended June 29, 2025, as compared to total comprehensive income of $20.7 million for the 26-week period ended June 30, 2024. Comprehensive income includes the effect of foreign currency translation adjustments.
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
Adjusted EBITDA
We define EBITDA as earnings before depreciation, amortization of intangible assets, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude, to the extent applicable, acquisition and restructuring costs, which includes operational restructuring and integration activities, termination related benefits, facilities relocation, and executive transition costs; changes in the fair value of the warrant liability; changes in the fair value of the earn-out liability; equity-based compensation expense; loss on the early extinguishment of debt; notable items that we do not believe are reflective of our underlying operating performance, including litigation settlements, transformative consulting fees and certain costs incurred for advisory services related to identifying performance initiatives; and other expenses or gains, which includes gains or losses from disposal of fixed assets, franchise taxes, and gains or losses from foreign currency transactions. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$10,863	$17,105	$13,680	$20,835
Adjustments:
Depreciation	2,215	2,669	4,514	5,133
Amortization of intangible assets	3,350	3,435	6,882	6,871
Interest expense, net	13,374	13,178	29,082	24,182
Income tax expense	3,503	2,055	4,579	1,164
EBITDA	33,305	38,442	58,737	58,185
Change in fair value of warrant liability	(7)	(3,402)	(80)	(6,529)
Change in fair value of earn-out liability	(219)	(1,058)	(404)	(1,707)
Equity-based compensation expense	1,408	1,621	2,903	2,762
Loss on early extinguishment of debt	—	—	—	141
Restructuring costs	355	(3)	818	612
Notable items	1,287	2,594	1,484	5,694
Other income	299	102	257	94
Adjusted EBITDA	$36,428	$38,296	$63,715	$59,252
Net sales	$166,661	$169,496	$319,705	$328,132
Net income margin	6.5%	10.1%	4.3%	6.3%
Adjusted EBITDA Margin	21.9%	22.6%	19.9%	18.1%
Adjusted EBITDA for 2024 includes the impact of a $9.1 million, non-cash charge related to a previously announced strategic product rationalization. For 2024, Adjusted EBITDA includes $2.8 million benefit also related to the strategic product rationalization, netting to $6.3 million non-cash charge.
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
The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$10,863	$17,105	$13,680	$20,835
Special items:
Adjust for: Change in fair value of Warrant liability	(7)	(3,402)	(80)	(6,529)
Adjust for: Change in fair value of earn-out liability	(219)	(1,058)	(404)	(1,707)
Adjust for: Loss on early extinguishment of debt	—	—	—	141
Adjusted Net Income	$10,637	$12,645	$13,196	$12,740

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income per diluted share	$0.09	$0.14	$0.11	$0.17
Special items:
Adjust for: Change in fair value of Warrant liability	—	(0.03)	—	(0.05)
Adjust for: Change in fair value of earn-out liability	—	(0.01)	—	(0.01)
Adjusted Diluted EPS	$0.09	$0.10	$0.11	$0.11

We define Free Cash Flow as net cash provided by operating activities minus cash payments for capital expenditures, net of dispositions. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.
The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net cash provided by operating activities	$40,487	$25,678	$32,637	$44,521
Capital expenditures	(4,828)	(1,380)	(7,808)	(2,645)
Proceeds from the disposal of fixed assets	—	55	—	229
Free Cash Flow	$35,659	$24,353	$24,829	$42,105

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
As of June 29, 2025, the Company had cash of $63.8 million and availability of $97.4 million under its revolving credit facility. The Company has a senior secured revolving credit facility with $100.0 million in borrowing capacity. As of June 29, 2025, the Company had $2.5 million in letters of credit outstanding under the revolving credit facility. In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45.0 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increased the Total Leverage Ratio applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023, to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024. The Company successfully exited the Covenant Relief Period.
The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $3.8 million, including short term leases, due during the remainder of fiscal year 2025. See Note 14, "Lease Commitments" in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.
See Note 6, "Debt" in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of June 29, 2025, based on the then current weighted average interest rate of 8.2%, expected interest payments associated with outstanding debt totaled approximately $22.8 million for the remainder of fiscal year 2025.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):
26-week period ended June 29, 2025 Compared With 26-week period ended June 30, 2024

	For the twenty-six weeks ended
	June 29, 2025	June 30, 2024
Cash flows provided by operating activities	$32,637	$44,521
Cash flows used in investing activities	(20,898)	(2,416)
Cash flows used in financing activities	(4,458)	(30,042)
Effect of foreign currency rate fluctuations on cash	474	(64)
Net increase in cash and cash equivalents	$7,755	$11,999
Operating Activities. Net cash provided by operating activities for the 26-week period ended June 29, 2025 was $32.6 million compared to net cash provided by operating activities of $44.5 million for the 26-week period ended June 30, 2024. Significant changes in the year-over-year change in working capital activity included negative fluctuations in accounts receivable and accrued and other liabilities of $14.9 million and $2.9 million, respectively. Partially offsetting the decrease was a positive fluctuation from inventories of $9.2 million.

Investing Activities. Net cash used in investing activities for the 26-week periods ended June 29, 2025 and June 30, 2024 was $20.9 million and $2.4 million, respectively, due to the cash payments related to the acquisition of the perpetual license agreement with Cataclean in January 2025 and other capital expenditures.
Financing Activities. Net cash used in financing activities for the 26-week periods ended June 29, 2025 was $4.5 million, which primarily reflects principal payments on long-term debt and deferred financing fees. Cash used in financing activities for the 26-week period ended June 30, 2024 was $30.0 million, which primarily reflects the repurchase of $28.6 million outstanding principal on the first lien term loan, principal payments on long-term debt.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. Holley is exposed to market` risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collar is intended to mitigate some of the effects of increases in interest rates. As of June 29, 2025, a total of $557.6 million of term loan and revolver borrowings were subject to variable interest rates, with a weighted average borrowing rate of 8.2%. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.6 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $5.6 million decrease to Holley’s annual interest expense.
Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of June 29, 2025, the majority of the Company’s cash and cash equivalents consisted of cash balances in an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250 thousand. Holley maintains deposits in certain accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.

Exchange Rate Sensitivity. As of June 29, 2025, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.
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
Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of a previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2024, and because of the material weakness affecting the fiscal quarter ended June 29, 2025 described below.
Management’s Report on Internal Control Over Financial Reporting
As disclosed in our Form 10-K, we concluded that we did not have sufficient resources with the appropriate accounting expertise that resulted in a lack of adequate controls with respect to the preparation and precision of review of reconciliations, manual journal entries and third-party reports supporting journal entries. Accordingly, management has determined that this control deficiency constituted a material weakness. This material weakness has not been remediated as of June 29, 2025.
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
•Hiring and augmenting our accounting team with knowledgeable and qualified accounting and finance professionals.
•Engaging a third-party expert to conduct an external evaluation, provide recommended options, support, and validate our approach.
•Enhancing related policies and process documentation, redesigning existing controls or implementing new controls, and improving the skills of process owners.
•Implementation of a reconciliation and review process.
•Training process owners, evaluating the adoption of revised policies and procedures, and monitoring results.
•Developing and maintaining documentation to promote knowledge transfer upon personnel and function changes.
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
Changes in Internal Control over Financial Reporting
Our plans for remediating the material weaknesses described above will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented. There were no changes in our internal control over financial reporting during the quarter, other than the remediation actions, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans
During the fiscal quarter ended June 29, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

August 6, 2025