Form 10-Q
period 2025-09-28
Holley Inc.
filed 2025-11-07
CIK 1822928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
There were 120,509,897 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of November 4, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires or indicates, references to "Holley," "the Company," "we," "our," and "us"are to Holley Inc. and its subsidiaries. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Securities Act and Exchange Act, as well as protections afforded by other federal securities laws. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Forward-looking statements may be accompanied by words such as “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend” or similar expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Actual results could differ materially due to numerous factors, including but not limited to the Company’s ability to do any of the following:
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
•identify a material weakness our internal control over financial reporting which, if not remediated in a timely manner or at all, could affect the reliability of our financial statements;
•maintain key strategic relationships with partners and resellers;
•anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures and tariffs;
•anticipate, manage and mitigate the impact of changing trade policies, including tariffs;
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
•maintain the Company’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”) and warrants to purchase Common Stock ("Warrants");
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
Forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and our management’s expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties, and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HOLLEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	As of
	September 28, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$50,723	$56,087
Accounts receivable, less allowance for credit losses of $2,000 and $2,026 respectively	49,553	36,123
Inventory	195,657	192,523
Prepaids and other current assets	20,124	12,614
Total current assets	316,057	297,347
Property, plant, and equipment, net	43,758	40,983
Goodwill	372,340	372,340
Other intangibles assets, net	400,324	386,676
Right-of-use assets	32,635	35,974
Total assets	$1,165,114	$1,133,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$51,231	$44,781
Accrued liabilities	51,681	43,190
Accrued interest	4,316	—
Current portion of long-term debt	6,651	7,201
Total current liabilities	113,879	95,172
Long-term debt, net of current portion	528,856	545,385
Warrant liability	3,752	813
Earn-out liability	1,870	1,148
Deferred taxes	43,606	37,391
Other noncurrent liabilities	33,414	32,259
Total liabilities	725,377	712,168
Commitments and contingencies (Refer to Note 15 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on September 28, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 119,405,911 and 118,748,697 shares issued and outstanding on September 28, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	381,932	377,557
Accumulated other comprehensive income (loss)	174	(1,162)
Retained earnings	57,619	44,745
Total stockholders' equity	439,737	421,152
Total liabilities and stockholders' equity	$1,165,114	$1,133,320
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$138,373	$134,038	$458,078	$462,170
Cost of goods sold	78,534	81,732	264,593	287,512
Gross profit	59,839	52,306	193,485	174,658
Selling, general, and administrative	33,466	30,109	103,119	97,675
Research and development costs	4,715	4,620	13,894	13,743
Amortization of intangible assets	3,456	3,436	10,338	10,307
Restructuring costs	1,360	954	2,178	1,566
Write-down of assets held for sale	—	7,505	—	7,505
Other operating expense	975	119	1,232	213
Total operating expense	43,972	46,743	130,761	131,009
Operating income	15,867	5,563	62,724	43,649
Change in fair value of warrant liability	3,019	(1,041)	2,939	(7,570)
Change in fair value of earn-out liability	1,126	(634)	722	(2,341)
Loss on early extinguishment of debt	—	—	—	141
Interest expense, net	11,259	15,010	40,341	39,192
Total non-operating expense	15,404	13,335	44,002	29,422
Income (loss) before income taxes	463	(7,772)	18,722	14,227
Income tax expense (benefit)	1,269	(1,484)	5,848	(320)
Net income (loss)	$(806)	$(6,288)	$12,874	$14,547
Comprehensive income:
Foreign currency translation adjustment	382	386	1,336	244
Total comprehensive income (loss)	$(424)	$(5,902)	$14,210	$14,791
Common Share Data:
Weighted average common shares outstanding - basic	119,405,911	118,694,139	119,140,257	118,345,442
Weighted average common shares outstanding - diluted	119,405,911	118,694,139	119,810,987	119,153,568
Basic net income (loss) per share	$(0.01)	$(0.05)	$0.11	$0.12
Diluted net income (loss) per share	$(0.01)	$(0.05)	$0.11	$0.12
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2023	117,707,280	$12	$373,869	$(710)	$67,980	$441,151
Net income	—	—	—	—	3,730	3,730
Equity compensation	—	—	1,141	—	—	1,141
Foreign currency translation	—	—	—	(186)	—	(186)
Tax withholding related to vesting of restricted stock units	—	—	(921)	—	—	(921)
Issuance of shares for restricted stock units	604,061	—	—	—	—	—
Balance at March 31, 2024	118,311,341	$12	$374,089	$(896)	$71,710	$444,915
Net income	—	$—	$—	$—	$17,105	$17,105
Equity compensation	—	—	1,621	—	—	1,621
Foreign currency translation	—	—	—	44	—	44
Tax withholding related to vesting of restricted stock units	—	—	(516)	—	—	(516)
Issuance of shares for restricted stock units	372,131	—	—	—	—	—
Balance at June 30, 2024	118,683,472	$12	$375,194	$(852)	$88,815	$463,169
Net loss	—	$—	$—	$—	$(6,288)	$(6,288)
Equity compensation	—	—	1,521	—	—	1,521
Foreign currency translation	—	—	—	386	—	386
Tax withholding related to vesting of restricted stock units	—	—	(45)	—	—	(45)
Issuance of shares for restricted stock units	19,811	—	—	—	—	—
September 29, 2024	118,703,283	$12	$376,670	$(466)	$82,527	$458,743

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	118,748,697	$12	$377,557	$(1,162)	$44,745	$421,152
Net income	—	—	—	—	2,817	2,817
Equity compensation	—	—	1,495	—	—	1,495
Foreign currency translation	—	—	—	(285)	—	(285)
Tax withholding related to vesting of restricted stock units	—	—	(594)	—	—	(594)
Issuance of shares for restricted stock units	333,960	—	—	—	—	—
Balance at March 30, 2025	119,082,657	$12	$378,458	$(1,447)	$47,562	$424,585
Net income	—	$—	$—	$—	$10,863	$10,863
Equity compensation	—	—	1,408	—	—	1,408
Foreign currency translation	—	—	—	1,239	—	1,239
Tax withholding related to vesting of restricted stock units	—	—	(256)	—	—	(256)
Issuance of shares for restricted stock units	323,254	—	—	—	—	—
Balance at June 29, 2025	119,405,911	$12	$379,610	$(208)	$58,425	$437,839
Net income	—	$—	$—	$—	$(806)	$(806)
Equity compensation	—	—	2,322	—	—	2,322
Foreign currency translation	—	—	—	382	—	382
Balance at September 28, 2025	119,405,911	$12	$381,932	$174	$57,619	$439,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024
OPERATING ACTIVITIES:
Net income	$12,874	$14,547
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,183	7,364
Amortization of intangible assets	10,338	10,307
Amortization of deferred loan costs	1,336	1,314
Amortization of right of use assets	3,990	4,103
Write-down of assets held-for-sale	—	7,505
Fair value adjustments to warrant liability	2,939	(7,570)
Fair value adjustments to earn-out liability	722	(2,341)
Fair value adjustments to interest rate collar	4,271	(151)
Equity compensation	5,225	4,283
Change in deferred taxes	6,215	(8,534)
Loss on early extinguishment of long-term debt	—	141
Gain on disposal of property, plant and equipment	—	(568)
Provision for inventory reserves	10	10,451
Provision for credit losses	261	528
Change in operating assets and liabilities:
Accounts receivable	(13,602)	3,359
Inventories	(2,958)	(2,303)
Prepaids and other assets	(8,133)	(653)
Accounts payable	6,406	9,025
Accrued interest	4,316	32
Accrued and other liabilities	(1,326)	(8,066)
Net cash provided by operating activities	40,067	42,773
INVESTING ACTIVITIES:
Capital expenditures	(9,953)	(4,372)
Acquisition of license agreement	(16,660)	—
Proceeds from the disposal of fixed assets	205	1,645
Net cash used in investing activities	(26,408)	(2,727)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(18,625)	(28,832)
Payments from stock-based award activities	(850)	(1,482)
Net cash used in financing activities	(19,475)	(30,314)
Effect of foreign currency rate fluctuations on cash	452	(62)
Net change in cash and cash equivalents	(5,364)	9,670
Cash and cash equivalents:
Beginning of period	56,087	41,081
End of period	$50,723	$50,751
Supplemental disclosures of cash flow information:
Cash paid for interest	$35,691	$39,453
Cash paid for income taxes	$8,325	$7,596
Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable	$692	$168
Purchase price of license agreement included in accrued liabilities	$7,140	$—
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
The Company operates on a fiscal year that ends on December 31. The three- and nine-month periods ended September 28, 2025 and September 29, 2024 each included 13 weeks and 39 weeks, respectively.
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
2.    INVENTORY
Inventories of the Company consisted of the following:

	As of
	September 28, 2025	December 31, 2024
Raw materials	$56,327	$58,858
Work-in-process	6,037	3,416
Finished goods	133,293	130,249
	$195,657	$192,523
3.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment of the Company consisted of the following:

	As of
	September 28, 2025	December 31, 2024
Land	$1,080	$1,230
Buildings and improvements	13,255	12,874
Machinery and equipment	68,344	65,333
Construction in process	12,871	8,221
Total property, plant and equipment	95,550	87,658
Less: accumulated depreciation	51,792	46,675
Property, plant and equipment, net	$43,758	$40,983
The Company’s long-lived assets by geographic location are as follows:

	As of
	September 28, 2025	December 31, 2024
United States	$41,174	$38,606
International	2,584	2,377
Total property, plant and equipment, net	$43,758	$40,983

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. There were no changes to goodwill during the 39-week period ended September 28, 2025.
No goodwill impairment charges were incurred during the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024, respectively. Potential changes in the Company's costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.
On January 1, 2025, the Company, entered into an agreement with Cataclean Global Limited ("Cataclean") to purchase a perpetual exclusive license in North America for developing, manufacturing, marketing, distributing, using and selling existing Cataclean products as well as future product formulations in all sales channels in North America for a total purchase price of $23,800. The Cataclean perpetual license agreement of $23,800 is included in other intangible assets, net in the condensed consolidated balance sheets. As of September 28, 2025, the Company has paid $16,660 to Cataclean and the remaining $7,140 is included in accrued liabilities in the condensed consolidated balance sheets.
Intangible assets consisted of the following:

	September 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,235	$(75,490)	$193,745
Tradenames	13,775	(6,837)	6,938
Technology	27,559	(16,996)	10,563
Total finite-lived intangible assets	$310,569	$(99,323)	$211,246

Indefinite-lived intangible assets:
Tradenames	$165,278	—	$165,278
License agreement	23,800	—	23,800
Total indefinite-lived intangible assets	$189,078	—	$189,078

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(67,426)	$202,524
Tradenames	13,775	(6,294)	7,481
Technology	26,676	(15,265)	11,411
Total finite-lived intangible assets	$310,401	$(88,985)	$221,416

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260
The following outlines the estimated amortization expense related to finite-lived intangible assets held as of September 28, 2025:

2025 (excluding the thirty-nine weeks ended September 28, 2025)	$3,414
2026	13,552
2027	13,546
2028	13,546
2029	13,546
Thereafter	153,642
Total	$211,246
5.    ACCRUED LIABILITIES
Accrued liabilities of the Company consisted of the following:

	As of
	September 28, 2025	December 31, 2024
Accrued freight	$3,140	$1,673
Accrued employee compensation and benefits	13,895	11,646
Accrued returns and allowances	7,714	12,257
Accrued taxes	4,888	4,053
Current portion of operating lease liabilities	5,579	5,324
Accrued warranties	2,416	2,332
Cataclean license accrual	7,140	-
Accrued other	6,909	5,905
Total accrued liabilities	$51,681	$43,190

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
6.    DEBT
Debt of the Company consisted of the following:

	As of
	September 28, 2025	December 31, 2024
First lien term loan due November 17, 2028	$542,648	$560,933
Other	80	630
Financing lease	210	—
Less unamortized debt issuance costs	(7,431)	(8,977)
	535,507	552,586
Less current portion of long-term debt	(6,651)	(7,201)
	$528,856	$545,385
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
The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,509 in outstanding letters of credit on September 28, 2025.
The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028 with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow greater than $5,000, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on the Company's results for 2024, no excess cash flow payment is expected to be required in 2025. Any such payments offset future mandatory quarterly payments. The Credit Agreement permits voluntary prepayments at any time, in whole or in part. The Company repaid $15,000 outstanding principal on its first lien term loan at a discount to par during the 39-week periods ended September 28, 2025.
As of September 28, 2025, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On September 28, 2025, the weighted average interest rate on the Company's borrowings under the credit facility was 8.2%. As of September 28, 2025, the Company did not have any borrowings outstanding on its revolving credit facility.
The Company has entered into interest rate collars in the notional amounts of $500,000 and $400,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. Refer to Note 8, "Derivative Instruments," for additional information.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, including a secured interest in the Company's headquarters, with a carrying value of $3,271. The Credit Agreement includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales.
In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the quarter ending October 1, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024 (the “Covenant Relief Period”). As of June 30, 2024, the required Total Leverage Ratio was 5.00:1.00. As a condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In October 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $2,106 of deferred financing fees related to these amendments. On September 28, 2025, the Company was in compliance with all financial covenants.
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
Future maturities of long-term debt and amortization of debt issuance costs as of September 28, 2025 are as follows:

	Debt	Debt Issuance Costs
2025 (excluding the thirty-nine weeks ended September 28, 2025)	$3,367	$698
2026	6,571	2,244
2027	6,571	2,244
2028	526,219	2,245
	$542,728	$7,431
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
The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of September 28, 2025 and December 31, 2024, a warrant liability with a fair value of $3,752 and $813, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. An increase of $3,019 and a decrease of $1,041 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income (loss) for the 13-week periods ended September 28, 2025 and September 29, 2024, respectively. An increase of $2,939 and a decrease of $7,570 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income (loss) for the 39-week periods ended September 28, 2025 and September 29, 2024, respectively.
Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of September 28, 2025 and December 31, 2024, an earn-out liability with a fair value of $1,870 and $1,148, respectively, was reflected as a long-term liability in the condensed consolidated balance sheet. An increase of $1,126 and a decrease of $634 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
the condensed consolidated statements of comprehensive income (loss) for the 13-week periods ended September 28, 2025 and September 29, 2024, respectively. An increase of $722 and a decrease of $2,341 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income (loss) for the 39-week periods ended September 28, 2025 and September 29, 2024, respectively.
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
As of September 28, 2025, the Company recognized a derivative liability of $4,331 for the Collar in other noncurrent liabilities on the condensed consolidated balance sheets. The Company recorded a net change in the fair value of the Collar as an increase (decrease) to interest expense of $(972) and $4,271 for the 13-week and 39-week periods ended September 28, 2025, respectively.
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
9.    FAIR VALUE MEASUREMENTS
The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on September 28, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$2,482	$—	$—	$2,482
Warrant liability (Private)	—	—	1,270	1,270
Earn-out liability	—	—	1,870	1,870
Interest rate collar liability	—	4,331	—	4,331
Total fair value liabilities	$2,482	$4,331	$3,141	$9,953

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
As of September 28, 2025, the Company's derivative liabilities for its Private and Public Warrants, earn-out liability, and derivative liability for its Collar are measured at fair value on a recurring basis (see Note 7, “Common Stock Warrants and Earn-Out Liability,” and Note 8, "Derivative Instruments," for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent liabilities on the condensed consolidated balance sheets, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income (loss). Changes in the fair value of the Collar is recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income (loss). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability and changes in the fair value of the Collar are recognized in net cash provided by operating activities on the condensed consolidated statements of cash flows.
The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	September 28, 2025	December 31, 2024
Valuation date price	$3.25	$3.02
Strike price	$11.50	$11.50
Remaining life (in years)	0.80	1.54
Expected dividend	$—	$—
Risk-free interest rate	3.67%	4.12%
Price threshold	$18.00	$18.00
The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

	September 28, 2025	December 31, 2024
Valuation date price	$3.25	$3.02
Expected term (in years)	2.80	3.54
Expected volatility	110.08%	64.33%
Risk-free interest rate	3.59%	4.21%
Price hurdle	$15.00	$15.00
As of September 28, 2025 and December 31, 2024, the Company has accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company.
The reconciliation of changes in Level 3 liabilities during the 39-week periods ended September 28, 2025 and September 29, 2024 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2023	$2,903	$3,479	$6,382
Gains included in earnings	(2,638)	(2,341)	(4,979)
Balance at September 29, 2024	$265	$1,138	$1,403

Balance at December 31, 2024	$265	$1,148	$1,413
Losses included in earnings	1,006	722	1,728
Balance at September 28, 2025	$1,271	$1,870	$3,141
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
The following table summarizes total revenue by division category during the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024. The Company's category definitions were revised by management during the first quarter of 2025. The prior-year period has been revised to conform with the current presentation. There is no change to total sales.

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Domestic Muscle	$88,487	$85,666	$290,077	$295,497
Euro & Import	7,914	6,980	22,692	19,841
Truck & Off-Road	28,901	28,255	95,154	93,527
Safety & Racing	13,071	13,137	50,156	53,306
Net sales	$138,373	$134,038	$458,078	$462,170
The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
United States	$135,097	$130,459	$445,002	$447,206
Italy	3,276	3,579	13,076	14,964
Net sales	$138,373	$134,038	$458,078	$462,170
Accounts receivable, less allowance was $51,011 and $36,123 as of June 29, 2025 and December 31, 2024, respectively.
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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Income tax expense (benefit)	$1,269	$(1,484)	$5,848	$(320)
Effective tax rate	274.1%	19.1%	31.2%	(2.2%)
For the 13-week period ended September 28, 2025, the Company's effective tax rate of 274.1% differed from the 21% federal statutory tax rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, state taxes, and the impact of foreign taxes in higher rate jurisdictions. These items had a greater impact on the effective tax rate for the13-week period ended September 28, 2025 due to the low pre-tax net income result. For the 13-week period ended September 29, 2024, the Company’s effective tax rate of 19.1% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period and the impact of foreign taxes in higher tax rate jurisdictions.
For the 39-week period ended September 28, 2025, the Company's effective tax rate of 31.2% differed from the 21% federal statutory tax rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share-based compensation recognized during the period. For the 39-week period ended September 29, 2024, the Company’s effective tax rate of (2.2)% differed from the 21% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the Company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature; therefore, the full tax benefit of these expenses were recorded during the year as a discrete adjustment.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”) that includes several U.S. corporate tax provisions, including the restoration of 100% bonus depreciation on qualified property, the current deductibility of domestic research and experimental expenditures, and changes to the interest expense limitation. The provisions of the OBBBA did not have a material impact to our income tax expense or effective tax rate. We expect the provisions of OBBBA to result in a reduction to current tax expense for 2025.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
12.  EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Numerator:
Net income (loss)	$(806)	$(6,288)	$12,874	$14,547
Denominator:
Weighted average common shares outstanding - basic	119,405,911	118,694,139	119,140,257	118,345,442
Dilutive effect of potential common shares from RSUs	—	—	462,500	740,025
Dilutive effect of potential common shares from PSUs	—	—	208,230	68,101
Weighted average common shares outstanding - diluted	119,405,911	118,694,139	119,810,987	119,153,568
Earnings per share:
Basic	$(0.01)	$(0.05)	$0.11	$0.12
Diluted	$(0.01)	$(0.05)	$0.11	$0.12
The following outstanding shares of Common Stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Warrants to purchase shares of Common Stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311	14,633,311	14,633,311
Stock options	437,268	454,064	437,268	454,064
Restricted stock units	3,600,584	557,828	3,138,084	557,828
Performance stock units	2,697,537	2,087,400	2,489,307	2,087,400
Unvested Earn-Out Shares	1,093,750	1,093,750	1,093,750	1,093,750
Total anti-dilutive shares	22,462,450	18,826,353	21,791,720	18,826,353
13.  EQUITY-BASED COMPENSATION PLANS
In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. As of September 28, 2025, 1,250,425 shares of Common Stock remained available for future issuance under the 2021 Plan.
Equity-based compensation expense included the following components:

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Restricted stock units	$1,386	$944	$3,362	$2,686
Performance stock units	936	491	1,814	1,376
Stock options	—	86	49	221
All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income (loss).
Restricted Stock Awards
RSUs and PSUs are collectively referred to as "Restricted Stock Awards". The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment or board services, as applicable. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On September 28, 2025, there was $12,081 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 2.0 years.
The weighted-average grant-date fair value of Restricted Stock Awards granted during the 13-week periods ended September 28, 2025 and September 29, 2024, was $2.89 and $3.83, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock during the 39-week period ended September 28, 2025 and September 29, 2024, was $2,444 and $5,190, respectively.
The following table summarizes Restricted Stock Award for the 39-week period ended September 28, 2025:

	Unvested Restricted Stock Awards
	Number of RSAs	Weighted Average Grant Date Fair Value
Balance on December 31, 2024	4,195,161	$3.12
Granted	4,342,344	2.89
Vested	(1,051,186)	3.32
Forfeited	(418,252)	3.13
Balance on September 28, 2025	7,068,067	$2.95
Performance-based Restricted Stock Units
The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 21, 2025, the Company granted 812,256 PSUs under the 2021 Plan to key employees with a grant date fair value of $2.53. On March 31, 2025 the Company granted 10,943 PSUs with a grant date fair value of $2.57; and on April 21, 2025, the Company granted 27,134 PSUs with a grant date fair value of $1.98. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from —% to 150% of the initial target awards.
On August 12, 2025, the Company granted 433,034 PSUs to its President and Chief Executive Officer, which are potentially issuable in the future based on a combination of achievement of a certain stock price metric and service requirements through the expiration date of August 12, 2032. The fair value of $3.26 for this award is determined using a Monte Carlo simulation as of the date of the grant and share-based compensation expense will not be adjusted should the target awards vary from actual awards. The Company's estimates of fair value may be impacted by certain variables including, but not limited to, stock price volatility, the risk-free interest rate, expected dividend yields, and the Company's performance.
Stock Options
Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of September 28, 2025, all stock options vested and there was no additional compensation cost to recognize.
The following table summarizes stock option activity for the 39-week period ended September 28, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Options outstanding on December 31, 2024	437,268	$10.99
Forfeited	-	-
Expired	-	-
Options outstanding on September 28, 2025	437,268	$10.99	6.06
Options exercisable on September 28, 2025	437,268	$10.99	6.06
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

	As of
	September 28, 2025	December 31, 2024
Assets:
Operating right of use assets	$32,635	$35,974
Liabilities:
Current operating lease liabilities - Accrued liabilities	5,579	5,324
Long-term operating lease liabilities - Other noncurrent liabilities	28,159	31,876
Total lease liabilities	$33,738	$37,200
Lease term and discount rate
Weighted average remaining lease term (in years)	5.9	6.6
Weighted average discount rate	6.50%	5.91%
The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Components of lease expense:
Operating lease expense	$2,033	$1,840	$5,897	$5,346
Variable Lease Expense	50	68	494	254
Short-term lease expense	182	510	470	1,214
Total lease expense	$2,265	$2,418	$6,861	$6,814
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,967	$1,613	$5,748	$5,280
Right-of-use assets obtained in exchange for new operating lease liabilities	—	2,582	1,125	6,958
Decapitalization of right-of-use assets upon lease termination or modification	416	14	447	1,374
The following table summarizes the maturities of the Company's operating lease liabilities as of September 28, 2025:

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

2025 (excluding the thirty-nine weeks ended September 28, 2025)	$1,868
2026	7,236
2027	7,228
2028	6,885
2029	5,860
Thereafter	11,722
Total lease payments	40,799
Less imputed interest	(7,061)
Present value of lease liabilities	$33,738
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
On February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between July 21, 2021, and February 6, 2023. On April 26, 2024, the lead plaintiff filed an amended Complaint, adding Vinod Nimmagadda (the Company’s Executive Vice President of Corporate Development and New Ventures) as a defendant. Lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief. The Company filed a motion to dismiss on June 28, 2024. On January 7, 2025, the lead plaintiff filed a motion for leave to file a supplemented amended Complaint, which the court granted on March 20, 2025. The Company filed a motion to dismiss the supplemented amended Complaint on April 3, 2025, and briefing on the motion to dismiss was completed on May 8, 2025. On August 29, 2025, the court denied the motion to dismiss. The defendants’ answer to the operative Complaint is currently due on November 12, 2025.
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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Beginning balance	$2,534	$6,046	$2,332	$3,325
Accrued for current year warranty claims	1,620	2,542	5,780	9,289
Settlement of warranty claims	(1,738)	(2,400)	(5,696)	(6,426)
Ending balance	$2,416	$6,188	$2,416	$6,188
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
During the 13-week periods ended September 28, 2025 and September 29, 2024, the Company made matching contributions under the savings plans totaling $607 and $39, respectively. During the 39-week periods ended September 28, 2025 and September 29, 2024, the Company made matching contributions under the savings plan totaling $1,698 and $1,168, respectively.
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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table presents selected financial information with respect to the Company’s single operating segment for the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	$138,373	$134,038	$458,078	$462,170
Cost of goods sold	78,534	81,732	264,593	287,512
Gross profit	59,839	52,306	193,485	174,658
Selling, general, and administrative	33,466	30,109	103,119	97,675
Research and development costs	4,715	4,620	13,894	13,743
Amortization of intangible assets	3,456	3,436	10,338	10,307
Restructuring costs	1,360	954	2,178	1,566
Write-down of assets held for sale	—	7,505	—	7,505
Other operating income	975	119	1,232	213
Total operating expense	43,972	46,743	130,761	131,009
Operating income	15,867	5,563	62,724	43,649
Change in fair value of warrant liability	3,019	(1,041)	2,939	(7,570)
Change in fair value of earn-out liability	1,126	(634)	722	(2,341)
Loss on early extinguishment of debt	—	—	—	141
Interest expense, net	11,259	15,010	40,341	39,192
Total non-operating expense	15,404	13,335	44,002	29,422
Income (loss) before income taxes	463	(7,772)	18,722	14,227
Income tax expense (benefit)	1,269	(1,484)	5,848	(320)
Net income (loss)	$(806)	$(6,288)	$12,874	$14,547

17.  SUBSEQUENT EVENTS

On October 27, 2025, the Company repaid $10,000 on the outstanding principal on its first lien term loan at a discount to par.
On October 15, 2025, the Company entered into a new Lease Agreement (the "Lease"). The Lease has an initial term of ten years and two months with two three year extensions. The Lease has a common date of annual lease fixed escalators of 3.5% commencing on February 1, 2026 with an initial monthly base rent of $103. The Company is in the process of finalizing and determining an updated incremental borrowing rate ("IBR") to apply at lease commencement. The Company is responsible for its pro rata share of other periodic payments under the lease, including real property taxes, utilities and insurance expenses. The lease is within our strategic optimization for warehousing, storing, manufacturing and distributing automotive parts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires or indicates, references to “Holley,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of Holley Inc. and its subsidiaries. The following discussion and analysis should be read in conjunction with Holley’s condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause Holley’s actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein and under the caption, “Cautionary Note Regarding Forward-Looking Statements.”
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
Interest Expense
Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of September 28, 2025, $542.6 million was outstanding under our Credit Agreement.
Results of Operations
13-Week Period Ended September 28, 2025 Compared With 13-Week Period Ended September 29, 2024
The table below presents Holley’s results of operations for the 13-week periods ended September 28, 2025 and September 29, 2024 (dollars in thousands):

	For the thirteen weeks ended
	September 28, 2025	September 29, 2024	Change ($)	Change (%)
Net sales	$138,373	$134,038	$4,335	3.2%
Cost of goods sold	78,534	81,732	(3,198)	(3.9)%
Gross profit	59,839	52,306	7,533	14.4%
Selling, general, and administrative	33,466	30,109	3,357	11.1%
Research and development costs	4,715	4,620	95	2.1%
Amortization of intangible assets	3,456	3,436	20	0.6%
Restructuring costs	1,360	954	406	42.6%
Write-down of assets held for sale	—	7,505	(7,505)	(100.0%)
Other operating expense	975	119	856	n/a
Operating income	15,867	5,563	10,304	185.2%
Change in fair value of warrant liability	3,019	(1,041)	4,060	n/a
Change in fair value of earn-out liability	1,126	(634)	1,760	n/a
Interest expense, net	11,259	15,010	(3,751)	(25.0%)
Income (loss) before income taxes	463	(7,772)	8,235	(106.0%)
Income tax expense (benefit)	1,269	(1,484)	2,753	(185.5)%
Net income (loss)	(806)	(6,288)	5,482	(87.2)%
Foreign currency translation adjustment	$382	$386	(4)	(1.0%)
Total comprehensive income (loss)	$(424)	$(5,902)	$5,478	(92.8)%
Net Sales
Net sales for the 13-week period ended September 28, 2025 increased $4.3 million, or 3.2%, to $138.4 million, as compared to $134.0 million for the 13-week period ended September 29, 2024. Improved price realization of approximately $4.4 million, offset partially by lower sales volume resulted in a decrease of $0.1 million compared to the prior year period. The flat volume was related to SKU rationalization and divested business.

The table below presents our net sales for the 13-week periods ended September 28, 2025 and September 29, 2024, as well as sales related to divestitures and sales related to our strategic product rationalization project. The divestitures sales relate to divested businesses prior to the divestiture date. The divestitures include Detroit Speed Engineering, Gear FX, and Proforged. The strategic product rationalization sales related to a 2024 initiative to discontinued stock keeping units ("SKUs").

	For the thirteen weeks ended
	September 28, 2025	September 29, 2024
Net Sales	$138,373	$134,038
Divestitures	—	2,780
Strategic Product Rationalization	—	1,264
Cost of Goods Sold
Cost of goods sold for the 13-week period ended September 28, 2025 decreased $3.2 million, or 3.9%, to $78.5 million, as compared to $81.7 million for the 13-week period ended September 29, 2024. The decrease in cost of goods sold in the third quarter of 2025, a period in which product sales increased 3.2%, was due to improved operational initiatives across facility efficiencies, and improvements in quality through reduced warranty claims.
Gross Profit and Gross Margin
Gross profit for the 13-week period ended September 28, 2025 increased $7.5 million, or 14.4%, to $59.8 million, as compared to $52.3 million for the 13-week period ended September 29, 2024. Gross margin for the 13-week period ended September 28, 2025 was 43.2% as compared to a gross margin of 39.0% for the 13-week period ended September 29, 2024. This improvement was through a combination of pricing flow through as well as operational initiatives across facility efficiencies, and improvements in quality through reduced warranty claims.
Selling, General and Administrative
Selling, general and administrative costs for the 13-week period ended September 28, 2025 increased $3.4 million, or 11.1%, to $33.5 million, as compared to $30.1 million for the 13-week period ended September 29, 2024. Selling, general and administrative costs expressed as a percentage of sales increased to 24.2% for the 13-week period ended September 28, 2025 compared to 22.5% for the 13-week period ended September 29, 2024. The increase in selling, general and administrative costs was due to an increase in salaries for the Company in the third quarter of 2025, compared to the third quarter of 2024. The increase is due to reduced payroll expense in 2024 from the furlough activity, reduced 2024 incentive compensation, and increased investments in 2025 related to SOX, cyber security and tariff mitigation.
Research and Development Costs
Research and development costs for the 13-week period ended September 28, 2025 slightly increased to $4.7 million as compared to $4.6 million for the 13-week period ended September 29, 2024, primarily due to the Company's realignment of employees' roles and responsibilities from selling, general and administrative to research and development.
Amortization and Impairment of Intangible Assets
Amortization of intangible assets was $3.5 million for the 13-week period ended September 28, 2025 compared to $3.4 million for the 13-week period ended September 29, 2024.
Restructuring Costs
Restructuring costs for the 13-week period ended September 28, 2025 increased by $0.4 million to $1.4 million, as compared to $1.0 million for the 13-week period ended September 29, 2024, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of portfolio development optimization.

Write-Down of Assets Held-For-Sale
Write-down of assets held-for-sale for the 13-week period ended September 29, 2024 related to the sale of Detroit Speed Engineering, reflecting a $7.5 million loss after adjusting the assets from carrying value to fair value.
Operating Income
As a result of factors described above, operating income for the 13-week period ended September 28, 2025 increased $10.3 million, or 185.2%, to $15.9 million, as compared to $5.6 million for the 13-week period ended September 29, 2024.
Change in Fair Value of Warrant Liability
For the 13-week periods ended September 28, 2025 and September 29, 2024, we recognized a loss of $3.0 million and a gain of $1.0 million, respectively. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.
Change in Fair Value of Earn-Out Liability
For the 13-week periods ended September 28, 2025 and September 29, 2024, we recognized a loss of $1.1 million and a gain of $0.6 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Interest Expense
Interest expense for the 13-week period ended September 28, 2025 decreased $3.8 million, or 25.0%, to $11.3 million, as compared to $15.0 million for the 13-week period ended September 29, 2024. The increase was primarily attributable to the unfavorable impact of the interest rate collar, which resulted in recognized interest expense of $1.0 million and interest income of $2.2 million related to the interest rate collar for 13-week periods ended September 28, 2025 and September 29, 2024, respectively. This increase was partially offset by lower interest expense on outstanding debt due to a decrease in our debt balance.
Income (Loss) before Income Taxes
As a result of factors described above, we recognized $0.5 million of income before income taxes and $7.8 million of loss before income taxes for the 13-week periods ended September 28, 2025 and September 29, 2024, respectively.
Income Tax Expense (Benefit)
Income tax expense for the 13-week period ended September 28, 2025 was $1.3 million, as compared to income tax benefit of $1.5 million for the 13-week period ended September 29, 2024. Our effective tax rate for the 13-week period ended September 28, 2025 was 274.1%. The difference between the effective tax rate for the 13-week period ended September 28, 2025 and the federal statutory rate in 2025 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, state taxes, and the impact of foreign taxes in higher rate jurisdictions. The effective tax rate for the 13-week period ended September 29, 2024 was 19.1%. The difference between the effective tax rate for the 13-week period ended September 29, 2024 and the federal statutory rate in 2024 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period and the impact of foreign taxes in higher tax rate jurisdictions.
Net Income (Loss) and Total Comprehensive Loss
As a result of factors described above, we recognized net loss of $0.8 million and net loss of $6.3 million for the 13-week periods ended September 28, 2025 and September 29, 2024, respectively. Additionally, we recognized total comprehensive loss of $0.4 million for the 13-week period ended September 28, 2025, as compared to total comprehensive loss of $5.9 million for the 13-week period ended September 29, 2024. Comprehensive loss includes the effect of foreign currency translation adjustments.
Results of Operations
39-Week Period Ended September 28, 2025 Compared With 39-Week Period Ended September 29, 2024
The table below presents Holley’s results of operations for the 39-week periods ended September 28, 2025 and September 29, 2024 (dollars in thousands):

	For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	Change ($)	Change (%)
Net sales	$458,078	$462,170	$(4,092)	(0.9)%
Cost of goods sold	264,593	287,512	(22,919)	(8.0)%
Gross profit	193,485	174,658	18,827	10.8%
Selling, general, and administrative	103,119	97,675	5,444	5.6%
Research and development costs	13,894	13,743	151	1.1%
Amortization of intangible assets	10,338	10,307	31	0.3%
Restructuring costs	2,178	1,566	612	39.1%
Write-down of assets held-for-sale	—	7,505	(7,505)	(100.0)%
Other operating expense	1,232	213	1,019	478.4%
Operating income	62,724	43,649	19,075	43.7%
Change in fair value of warrant liability	2,939	(7,570)	10,509	n/a
Change in fair value of earn-out liability	722	(2,341)	3,063	n/a
Loss on early extinguishment of debt	—	141	(141)	n/a
Interest expense, net	40,341	39,192	1,149	2.9%
Income before income taxes	18,722	14,227	4,495	31.6%
Income tax expense (benefit)	5,848	(320)	6,168	(1927.5)%
Net income	12,874	14,547	(1,673)	(11.5)%
Foreign currency translation adjustment	$1,336	$244	1,092	447.5%
Total comprehensive income	$14,210	$14,791	$(581)	(3.9)%
Net Sales
Net sales for the 39-week period ended September 28, 2025 decreased $4.1 million, or 0.9%, to $458.1 million, as compared to $462.2 million for the 39-week period ended September 29, 2024. Lower sales volume resulted in a decrease of approximately $12.5 million, offset partially by improved price realization of approximately $8.4 million compared to the prior year period.

The table below presents our net sales for the 39-week periods ended September 28, 2025 and September 29, 2024, as well as sales related to divestitures and sales part of our strategic product rationalization project. The divestitures sales relate to divested businesses prior to the divestiture date. The divestitures include Detroit Speed Engineering, Gear FX, and Proforged. The strategic product rationalization sales related to a 2024 initiative to discontinued stock keeping units ("SKUs").

	For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024
Net Sales	$458,078	$462,170
Divestitures	—	9,961
Strategic Product Rationalization	—	13,642
Cost of Goods Sold
Cost of goods sold for the 39-week period ended September 28, 2025 decreased $22.9 million, or 8.0%, to $264.6 million, as compared to $287.5 million for the 39-week period ended September 29, 2024. The decrease in cost of goods sold in 2025, a period in which product sales decreased 0.9%, was primarily due to the $9.1 million of product rationalization initiative in 2024. The initiative focused on eliminating unprofitable or slow-moving SKUs. Lower freight costs also contributed to the decrease.
Gross Profit and Gross Margin
Gross profit for the 39-week period ended September 28, 2025 increased $18.8 million, or 10.8%, to $193.5 million, as compared to $174.7 million for the 39-week period ended September 29, 2024. Gross margin for the 39-week period ended September 28, 2025 was 42.2% as compared to a gross margin of 37.8% for the 39-week period ended September 29, 2024. Gross profit margin increased primarily due to inventory charges in 2024, driven by the product rationalization initiative. The increase was also due to sales and improvements in freight costs.
Selling, General and Administrative
Selling, general and administrative costs for the 39-week period ended September 28, 2025 increased $5.4 million, or 5.6%, to $103.1 million, as compared to $97.7 million for the 39-week period ended September 29, 2024. Selling, general and administrative costs expressed as a percentage of sales increased to 22.5% for the 39-week period ended September 28, 2025 compared to 21.1% for the 39-week period ended September 29, 2024. The increase in selling, general and administrative costs was driven by an increase in legal fees of $1.1 million, which was related to legal settlement costs. Overall, salaries increased for the Company in 2025, compared to 2024. The increase is due to the furlough that occurred during 2024. The increase was offset by a decrease in transformative consulting fees.
Research and Development Costs
Research and development costs for the 39-week period ended September 28, 2025 slightly increased to $13.9 million as compared to $13.7 million for the 39-week period ended September 29, 2024, primarily due to the Company's realignment of employees' roles and responsibilities from selling, general and administrative to research and development.
Amortization and Impairment of Intangible Assets
Amortization of intangible assets was $10.3 million for the 39-week period ended September 28, 2025 compared to $10.3 million for the 39-week period ended September 29, 2024.
Restructuring Costs
Restructuring costs for the 39-week period ended September 28, 2025 increased by $0.6 million to $2.2 million, as compared to $1.6 million for the 39-week period ended September 29, 2024, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of portfolio development optimization.
Write-Down of Assets Held-For-Sale
Write-down of assets held-for-sale for the 39-week period ended September 29, 2024 related to the sale of Detroit Speed Engineering, reflecting a $7.5 million loss after adjusting the assets from carrying value to fair value.
Operating Income
As a result of factors described above, operating income for the 39-week period ended September 28, 2025 increased $19.1 million, or 43.7%, to $62.7 million, as compared to $43.6 million for the 39-week period ended September 29, 2024.
Change in Fair Value of Warrant Liability
For the 39-week periods ended September 28, 2025 and September 29, 2024, we recognized a loss of $2.9 million and a gain of $7.6 million, respectively. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.
Change in Fair Value of Earn-Out Liability
For the 39-week periods ended September 28, 2025 and September 29, 2024, we recognized a loss of $0.7 million and a gain of $2.3 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Interest Expense (Benefit)
Interest expense for the 39-week period ended September 28, 2025 increased $1.1 million, or 2.9%, to $40.3 million, as compared to $39.2 million for the 39-week period ended September 29, 2024. The increase was primarily attributable to the unfavorable impact of the interest rate collar, which resulted in recognized interest expense of $4.3 million and interest income of $0.2 million related to the interest rate collar for 39-week periods ended September 28, 2025 and September 29, 2024, respectively. This increase was partially offset by lower interest expense on outstanding debt due to a decrease in our debt balance.
Income before Income Taxes
As a result of factors described above, we recognized $18.7 million and $14.2 million of income before income taxes for the 39-week periods ended September 28, 2025 and September 29, 2024, respectively.
Income Tax Expense
Income tax expense for the 39-week period ended September 28, 2025 was $5.8 million, as compared to income tax benefit of $0.3 million for the 39-week period ended September 29, 2024. Our effective tax rate for the 39-week period ended September 28, 2025 was 31.2%. The difference between the effective tax rate for the 39-week period ended September 28, 2025 and the federal statutory rate in 2025 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share-based compensation recognized during the period. The effective tax rate for the 39 week period ended September 29, 2024 was (2.2)%. The difference between the effective tax rate and the federal statutory rate in 2024 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, federal research and development tax credits, and the impact of foreign taxes in higher tax rate jurisdictions. In addition, the Company incurred expenses related to product rationalization that were determined to be significant and infrequent in nature; therefore, the full tax benefit of these expenses was recorded during the year as a discrete adjustment.

Net Income and Total Comprehensive Income
As a result of factors described above, we recognized net income of $12.9 million and $14.5 million for the 39-week periods ended September 28, 2025 and September 29, 2024, respectively. Additionally, we recognized total comprehensive income of $14.2 million for the 39-week period ended September 28, 2025, as compared to total comprehensive income of $14.8 million for the 39-week period ended September 29, 2024. Comprehensive income includes the effect of foreign currency translation adjustments.
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

The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024 (dollars in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$(806)	$(6,288)	$12,874	$14,547
Adjustments:
Depreciation	2,669	2,231	7,183	7,364
Amortization of intangible assets	3,456	3,436	10,338	10,307
Interest expense, net	11,259	15,010	40,341	39,192
Income tax expense (benefit)	1,269	(1,484)	5,848	(320)
EBITDA	17,847	12,905	76,584	71,090
Change in fair value of warrant liability	3,019	(1,041)	2,939	(7,570)
Change in fair value of earn-out liability	1,126	(634)	722	(2,341)
Write-down of assets held for sale	—	7,505	—	7,505
Equity-based compensation expense	2,322	1,521	5,225	4,283
Loss on early extinguishment of debt	—	—	—	141
Restructuring costs	1,360	954	2,178	1,566
Notable items	457	785	1,941	6,479
Other operating expense	975	119	1,232	213
Adjusted EBITDA	$27,106	$22,114	$90,821	$81,366
Net sales	$138,373	$134,038	$458,078	$462,170
Net income margin	(0.6%)	(4.7%)	2.8%	3.1%
Adjusted EBITDA Margin	19.6%	16.5%	19.8%	17.6%
Adjusted EBITDA for 2024 includes the impact of a $9.1 million, non-cash charge related to a previously announced strategic product rationalization. For 2024, Adjusted EBITDA includes $2.0 million benefit also related to the strategic product rationalization, netting to $7.1 million non-cash charge.
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
The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024 (dollars in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$(806)	$(6,288)	$12,874	$14,547
Special items:
Adjust for: Change in fair value of Warrant liability	3,019	(1,041)	2,939	(7,570)
Adjust for: Change in fair value of earn-out liability	1,126	(634)	722	(2,341)
Adjust for: Write-down of assets held for sale	—	7,505	—	7,505
Adjust for: Loss on early extinguishment of debt	—	—	—	141
Adjusted Net Income (Loss)	$3,339	$(458)	$16,535	$12,282

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss) per diluted share	$(0.01)	$(0.05)	$0.11	$0.12
Special items:
Adjust for: Change in fair value of Warrant liability	0.03	(0.01)	0.02	(0.06)
Adjust for: Change in fair value of earn-out liability	0.01	(0.01)	0.01	(0.02)
Adjust for: Write-down of assets held for sale	$-	$0.06	$-	$0.06
Adjusted Diluted EPS	$0.03	$(0.01)	$0.14	$0.10

We define Free Cash Flow as net cash provided by operating activities minus cash payments for capital expenditures, net of dispositions. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.
The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024 (dollars in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net cash provided by (used in) operating activities	$7,430	$(1,748)	$40,067	$42,773
Capital expenditures	(2,145)	(1,727)	(9,953)	(4,372)
Proceeds from the disposal of fixed assets	205	1,416	205	1,645
Free Cash Flow	$5,490	$(2,059)	$30,319	$40,046
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

As of September 28, 2025, the Company had cash of $50.7 million and availability of $97.5 million under its $100.0 million senior secured revolving credit facility. As of September 28, 2025, the Company had $2.5 million in letters of credit outstanding under the revolving credit facility. In February 2023, the Company entered into an amendment to its Credit Agreement which, among other things, contains a minimum liquidity financial covenant of $45.0 million, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. The amendment also increased the Total Leverage Ratio applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023, to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024. The Company successfully exited the Covenant Relief Period.
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
See Note 6, "Debt" in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of September 28, 2025, based on the then current weighted average interest rate of 8.2%, expected interest payments associated with outstanding debt totaled approximately $11.6 million for the remainder of fiscal year 2025.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):
39-week period ended September 28, 2025 Compared With 39-week period ended September 29, 2024

	For the thirty-nine weeks ended
	September 28, 2025	September 29, 2024
Cash flows provided by operating activities	$40,067	$42,773
Cash flows used in investing activities	(26,408)	(2,727)
Cash flows used in financing activities	(19,475)	(30,314)
Effect of foreign currency rate fluctuations on cash	452	(62)
Net increase in cash and cash equivalents	$(5,364)	$9,670
Operating Activities. Net cash provided by operating activities for the 39-week period ended September 28, 2025 was $40.1 million compared to net cash provided by operating activities of $42.8 million for the 39-week period ended September 29, 2024. Significant changes in the year-over-year change in working capital activity included negative fluctuations in accounts receivable, inventories, and accrued and other liabilities of $13.6 million, $3.0 million and $1.3 million, respectively. Partially offsetting the decrease were positive fluctuations from prepaids and other assets, accounts payable and accrued interest of $8.1 million, $6.4 million and $4.3 million, respectively.
Investing Activities. Net cash used in investing activities for the 39-week periods ended September 28, 2025 and September 29, 2024 was $26.4 million and $2.7 million, respectively, due to the cash payments related to the acquisition of the perpetual license agreement with Cataclean in January 2025 and other capital expenditures.

Financing Activities. Net cash used in financing activities for the 39-week periods ended September 28, 2025 was $19.5 million, which primarily reflects principal payments on long-term debt and deferred financing fees. The principal payments of long-term debt during the 39-week periods ended September 28, 2025 include the repurchase of $15.0 million outstanding principal on the first lien term loan. Cash used in financing activities for the 39-week period ended September 29, 2024 was $30.3 million, which primarily reflects prepayments of principal of $28.8 million on the first lien term loan.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting estimates, refer to the section entitled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025. For further information see also Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
For a discussion of Holley’s new or recently adopted accounting pronouncements, see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collars are intended to mitigate some of the effects of increases in interest rates. As of September 28, 2025, a total of $542.6 million of term loan and revolver borrowings were subject to variable interest rates, with a weighted average borrowing rate of 8.2%. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.4 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $5.4 million decrease to Holley’s annual interest expense.
Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of September 28, 2025, the majority of the Company’s cash and cash equivalents consisted of cash balances in an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250 thousand. Holley maintains deposits in certain accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.
Exchange Rate Sensitivity. As of September 28, 2025, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report.
Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of a previously reported material weakness in our internal control over financial reporting, which we describe in Part II, Item 9A of our Form 10-K for the fiscal year ended December 31, 2024, and because of the material weakness and is affecting the fiscal quarter ended September 28, 2025 described below.
Management’s Report on Internal Control Over Financial Reporting
As disclosed in our Form 10-K, we concluded that we did not have sufficient resources with the appropriate accounting expertise that resulted in a lack of adequate controls with respect to the preparation and precision of review of reconciliations, manual journal entries and third-party reports supporting journal entries. Accordingly, management has determined that this control deficiency constituted a material weakness. This material weakness has not been remediated as of September 28, 2025.
Remediation of the Material Weakness
We have undertaken and are continuing to design and implement remediation measures intended to address the material weakness. Following the identification of the material weakness, and with the oversight of the Audit Committee of our Board of Directors, we have commenced and will continue to implement remediation efforts to enhance our internal controls over financial reporting, which are described below.
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

Changes in Internal Control over Financial Reporting
Our plans for remediating the material weaknesses described above will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented. There were no changes in our internal control over financial reporting from the prior quarter, other than the remediation actions, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
See Litigation in Note 15 “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference in this Item 1. Legal Proceedings.
Item 1A. Risk Factors
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025 and those under the caption "Item 1A. Rick Factors" included in our Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, as filed with the SEC on August 6, 2025. Such risks, uncertainties and other factors may cause our actual results, performance, and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans
During the fiscal quarter ended September 28, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

November 7, 2025