Form 10-K
period 2025-12-31
Holley Inc.
filed 2026-03-16
CIK 1822928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____
Commission file number: 001-39599
HOLLEY INC.
(Exact name of registrant as specified in its charter)

Delaware	87-1727560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1A Burton Hills Blvd, Suite 240, Nashville, TN 37215
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the closing sales price of $2.07 reported on the New York Stock Exchange, was approximately $120.3 million.
There were 120,941,585 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of March 9, 2026.
Documents incorporated by reference: Parts of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Securities Act and Exchange Act, as well as protections afforded by other federal securities laws. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Forward-looking statements may be accompanied by words such as “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend” or similar expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. These forward-looking statements are subject to a number of risks and uncertainties and actual results could differ materially due to numerous factors, including, but not limited to, the Company’s ability to do any of the following:
•execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
•anticipate and manage through disruptions and higher costs in manufacturing, supply chain, logistical operations, and shortages of certain company products in distribution channels;
•anticipate and manage through supply shortages of key component parts used in our products and the need to shift the mix of products offered in response thereto;
•respond to the impact of geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in the Middle East and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), tariffs, the interruption from catastrophic events and problems such as terrorism and public health crises;
•identify a material weakness in our internal control over financial reporting which, if not remediated in a timely manner or at all, could affect the reliability of our financial statements;
•maintain key strategic relationships with partners and resellers;
•anticipate and manage through the impact of elevated interest rate levels, which cause the cost of capital to increase, as well as respond to inflationary pressures and tariffs;
•anticipate, manage, and mitigate the impact of changing trade policies, including tariffs;
•enhance future operating and financial results, whether through anticipated organic or external growth initiatives or through the implementation of cost savings initiatives;
•respond to uncertainties associated with product and service development and market acceptance;
•anticipate and manage through increased constraints in consumer demand and/or shifts in the mix of products sold;
•respond to uncertainties associated with product and service development and market acceptance;
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
•manage to finance operations on an economically viable basis;
•maintain Holley’s New York Stock Exchange (“NYSE”) listing of our common stock (“Common Stock”) and warrants to purchase Common Stock ("Warrants");

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
Risk Related to Our Business and Industry
•A downturn in consumer spending, including as a result of a severe or prolonged economic downturn, could adversely impact our financial condition and results of operations.
•Inflation and tariffs could result in higher costs and decreased profitability and our revenue and results of operations may be materially affected.
•Disruptions of supply or shortages of raw materials or components used in our products could harm our business and profitability, as well as the financial condition of our distributors.
•A significant disruption in the operations of our manufacturing facilities or distribution centers could have a material adverse effect on our business, sales, financial condition and results of operations.
•Pandemics, epidemics or other public health crises could adversely affect our business, sales, financial condition and results of operations and our ability to access current or obtain new lending facilities.
•Failure to compete effectively or to develop and market new products and a reduction in demand for our products could reduce our business, financial condition and results of operations.
•Fuel shortages, or high fuel prices, could have a negative effect on the use of powered vehicles that use our products.
•Increased electric vehicles ownership could impact our financial condition and results of operations.
•Inaccurate forecasting of product demand could harm our financial performance.
•We may not be able to effectively manage our growth.
•Our growth partially depends on attracting new customers in a cost-effective manner and expanding into additional consumer markets and we may not successfully do so.
•Our failure to protect our brand could harm our financial condition and results of operations.
•Our profitability may decline as a result of increasing pressure on pricing.

•Our failure to maintain relationships with distribution partners or increase sales through our direct-to-consumer ("DTC") channel could harm our business.
•Our success depends on the continuing efforts of our employees and retention of skilled personnel, and our results of operations may be adversely affected by labor shortages, turnover and labor cost increases.
•Our operations and reputation may be negatively impacted if our information technology systems fail to perform adequately or if we experience an interruption in our operations due to security threats or disruptions.
•Adverse developments affecting the financial services industry, such as bank failures, could have an adverse impact on our financial condition and results of operations.
•Our indebtedness may limit our ability to invest in the ongoing needs of our business, and if we are unable to comply with the covenants in our current credit agreements, our business, sales, financial condition, and results of operations could be harmed.
•Our failure to both assess and maintain our effective internal control over financial reporting could harm us, and we may identify additional weaknesses in the future.
•We may acquire or invest in other companies to complement our organic growth, which may not be successful and may divert financial and management resources.
•If our goodwill, other intangible assets, or fixed assets become impaired, we may be required to record a charge to earnings.
•If our estimates relating to our accounting policies prove to be incorrect, our results of operations could be harmed.
•Our disclosure controls and procedures may not prevent or detect all acts of fraud.
•Our business could be negatively impacted by the effects of global climate change or the increasing scrutiny and evolving expectations with respect to our environment, social and governance practices.
•We are exposed to political and country risks inherent in conducting business globally and in certain regions.
•Failure to adopt new technologies like artificial intelligence could expose us to risks.
•Unauthorized sales of our products could harm our reputation.
Legal, Regulatory and Compliance Risks Related to Our Business
•We may become involved in legal or regulatory proceedings, including intellectual property claims or lawsuits that could cause us to incur significant costs or that could prohibit us from selling our products.
•We are subject to environmental, health and safety laws and regulations as well as privacy laws, regulations, and standards, which could subject us to liabilities, increase costs or restrict operations in the future.
•Our insurance policies may not provide adequate levels of coverage against all claims, and we may incur losses that are not covered by our insurance.
Risks Related to Ownership of Our Securities
•Certain of our stockholders, including Holley Parent Holdings, LLC (the “Holley Stockholder”) and the Empower Sponsor Holdings LLC (the “Sponsor”) (together with its affiliates), may have conflicts of interest with other stockholders and may limit your ability to influence corporate matters.
•Warrants are exercisable for Common Stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•The Warrants may never be in the money, they may expire worthless, or the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding Warrants approve of such amendment.
•The market price and trading volume of Common Stock and Warrants may be volatile.
•Reports published by analysts could adversely affect the market price and trading volume of Common Stock and Warrants.
•Future sales of Common Stock and Warrants in the public market could cause our stock price to fall.

•We may redeem unexpired Warrants to their exercise at a time that is disadvantageous to the Warrant holders, thereby making the Warrants worthless.
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
We attribute a major component of our success to our brands, including Holley, Holley EFI, MSD, Simpson, Flowmaster, EDGE, Cataclean, and Accel, among others. Through these strategic acquisitions, we have increased our market position in the otherwise highly fragmented performance automotive aftermarket industry.
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
Business Strategy
For over 120 years, we have pursued our mission of bringing innovation, discovery and fun to motor life. Today, as Holley Performance Brands, we are a leader in delivering high performance platform solutions, driven to accelerate the passion of auto enthusiasts around the globe. Through our portfolio of leading brands – ranging from icons of the American Road, to emerging technologies – we serve a large, diverse community of expert partners and enthusiast consumers across four distinct consumer verticals: American Performance, Modern Truck & Off-Road, Euro & Import, and Safety & Racing.
We plan to unlock the full potential of Holley’s innovation-led research and development ("R&D") product portfolio and brand powerhouse in the performance automotive aftermarket across all four verticals through our highly focused Steering Principles of Fueling our Teammates, Supercharging our Customers and Accelerating Profitable Growth.
•Fueling our teammates: At the heart of our growth strategy lies not just innovation, but the people who drive it. Our first principle is to create a premier place to work that attracts, retains, and empowers talented individuals who share our passion for automotive performance. We aim to achieve this by creating an environment that excites, empowers, and nurtures our teammates to their full potential by providing them with the resources, knowledge, encouragement, and motivation they need to excel in their roles. This commitment extends beyond traditional employee engagement strategies; it recognizes the critical link between an enthusiast-driven workforce and the development of highly differentiated products that resonate with our target market. By fostering an environment where our teammates’ automotive passions thrive, with shared goals, we aim to create a synergy that sparks creative solutions, fuels collaboration, and propels us to new heights.
•Supercharging our Customers: As a leading enthusiast platform in the automotive performance aftermarket, our objective is to deliver exceptional value, innovation, and support to our customers, ultimately creating a loyal and satisfied base of consumer and distribution partners who continue to choose Holley Performance Brands for their automotive needs. We have a comprehensive marketing strategy tailored to the specific needs of the targeted consumer verticals. Our principle is sales growth through our DTC channel and our loyal distribution partners. We intend to balance the growth between these two channels based on the needs of the consumer verticals and our overall cost to serve the end customer through each channel. Our comprehensive marketing strategy is focused on creating pull for our products through digital and non-digital platforms and partnering with our distribution partners to ensure our products are available and well represented in their offering. In addition, we have a long history of creating excitement around our brands by hosting and participating in experiential enthusiast events. We believe events create the opportunity for us to remain closely connected to our enthusiast consumer, get feedback directly from enthusiasts on our offering, and broaden our understanding of the latest consumer trends.
•Accelerating Profitable Growth: Our third strategic principle is to significantly increase revenue by expanding our market share while maintaining and improving profitability. We aim to achieve those principles by focusing on our four go-to-market consumer verticals and launching innovative new products, entering new product categories, implementing sales and marketing strategies to boost revenue, and through strategic acquisitions. We also intend to achieve sustainable and long-term profitability by lowering our cost to serve, improving operational efficiencies, and focusing on higher-margin products and services.
Competition
The performance automotive industry is highly competitive, and we face substantial competition in all the markets that we serve. The principal factors on which industry participants compete include technical features, performance, product design, innovation, reliability and durability, brand, time to market, customer service, reliable order execution, and price. Our success in the marketplace depends on our ability to execute our Business Strategy, discussed above.
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
Our core competitive set is comprised of four primary types of competitors with dispersion across the majority of our major product categories:
•Multi-product category providers: legacy brands with coverage across multiple performance aftermarket products with multiple brands often under one banner and built through acquisition. We are one of the largest multi-product category brands in the performance automotive aftermarket based on gross sales.
•Single-product category providers: established companies focused on one product category primarily selling via distribution partners. Single-product category providers generally offer either lower priced products or higher-quality products focused within a single product category.
•E-Tailer private labels: traditional online distribution partners who sell other manufactured products and offer private label products, often at a lower price point. E-tailer private labels generally occupy the value end of the market and have a greater presence in less engineered categories with less product-specific brand strength.
•Niche custom manufacturers: smaller shops typically focus on fully customizing specific makes or models of vehicles. Niche custom manufacturers are typically local or regionally focused, and some may distribute partners' customized products from other manufactured brands.

We believe the following factors distinguish Holley from its competitors:
•Brand that resonates with enthusiasts: we actively engage enthusiasts at the platform level across multiple channels (e.g., events, digital media, online communities), creating reference networks for potential consumers.
•Innovative product development: we invest heavily in product research, innovation and development, and introduce products that meet latest platform and use case-specific needs of our enthusiast consumers.
•Operational ability that enables efficient order execution: we make significant investments in sourcing, manufacturing and distribution excellence, enabling management of multiple product lines while maintaining scale and attractive relative pricing.
•Differentiated go-to-market strategy: we offer a mix of single product and platform-oriented solutions across DTC and distribution partner channels, delivering a strong overall consumer experience.
Brands
We have a strong portfolio of brands covering various product categories. Our portfolio consists of over 65 brands spanning across over 35 product categories. Our top five brands generated 49% of our sales in 2025.
•Holley EFI: Currently our largest brand, which represented 17% of our sales for 2025. Our Holley EFI brand focuses on electronic fuel injection technology and showcases our new product development engine.
•Holley: Currently our second largest brand, which represented 11% of our sales for 2025. The majority of automotive enthusiast consumers recognize the Holley brand. Holley offers a variety of products across multiple categories but traces its roots back to carburetors, which originally made the brand famous among automotive enthusiasts.
•MSD: Currently our third largest brand, which represented 10% of our sales for 2025. MSD has historically focused on production of ignition products but recently is focusing more on developing electronics for the powertrain category.
•Flowmaster: Currently our fourth largest brand, which represented 6% of our sales in 2025. Flowmaster's main focus is developing exhaust products.
•Simpson: Currently our fifth largest brand, which represented 5% of our sales for 2025. Simpson is focused on motorsport safety products including helmets, head and neck restraints, seat belts, and fire suits.
We believe the popularity of our brands is the result of consistently delivering quality, innovative products that resonate with our enthusiast consumers. Our brands have allowed us to build direct, trusted and long-lasting relationships with our consumers and distribution partners.
Product Development
We offer our enthusiast consumers a comprehensive suite of performance automotive aftermarket products to meet a wide range of needs. We are continuously innovating and evolving our product offerings to meet ever-changing consumer needs. We invest heavily in developing new products, spending an average of $23.7 million per year on research and development since 2020. We believe our product development capabilities will enable us to create sustainable long-term growth and margin enhancements for our business.
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
Marketing
We reach and engage our consumers where they participate in the performance automotive aftermarket – online and in person. Our marketing strategy is centered on strong brand equity, leading new product innovation capabilities and delivering consistently high-quality products. In 2025, we spent approximately $14.7 million (or approximately 2.3% of our 2025 annual gross sales) on marketing and advertising. Going forward, consistent with our value creation strategies, we intend to continue our investments in direct consumer marketing and advertising as well as refocus some of our efforts to support our distribution network to fully meet our customers everywhere they shop. In addition, we have established dedicated consumer verticals that are focusing on our go-to-market strategy for the following four vertical markets: American Performance, Modern Truck & Off-Road, Euro & Import, and Safety & Racing. Our current mix of spending is towards activities believed to generate the highest return on investment. We believe these strategies will have a meaningfully positive impact across our brand portfolio.
In recent years, we have shifted our marketing efforts towards digital advertising and have increased investments in consumer engagement directly via digital and social media platforms and campaigns. Additionally, since mid-2020, we have increased resources focused on expanding our e-commerce and digital platforms. These efforts have included turning Holley.com into a destination for automotive enthusiasts and launching Motor Life, our internal digital publication that is available to the public on our website. As a result, we have experienced a significant increase in social media and online engagement since that time. Continued expansion of and investment in digital and social media are expected in the future to support our DTC channel as well as our complete distribution network.
We have also spent significant time and effort in curating engaging, in-person events to build the Holley enthusiast community. These events focus on creating memorable experiences for enthusiasts, celebrate car culture, build community, and show enthusiasts how Holley products can help them get more performance and enjoyment from their vehicles. Our events have grown in total annual attendance from 14,000 in 2015 to 110,000 in 2025. We hosted six events in 2025: LS Fest East, LS Fest West, Ford Fest, MoParty, Weekend On The Edge, and LS Fest Texas.
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
DTC channel: Our DTC channel provides consumers full access to all of our brands, our unique branded content and our full product assortment. Holley.com is our primary hub for consumer communication and we continue to add features and brands that make it an increasingly attractive digital destination for our consumers. Our DTC channel enables us to directly interact with our customers, more effectively control our brand experience, better understand consumer behavior and preferences, and offer exclusive products, content, and customization capabilities. We believe our control over our DTC channel provides our customers with quality brand engagement and further builds customer loyalty, while generating attractive margins.

Distribution Partners: We have historically sold the majority of our products through distribution partners, who purchase our products and subsequently distribute them through various channels. These partners consist of E-tailers, warehouse distributors, traditional retailers, and jobber/installers with E-tailers and warehouse distributors accounting for 54% of our sales in 2025, and our top ten distribution partners accounting for 42% of our sales in 2025 with our largest making up 22% of our sales in 2025.
We have established mutually beneficial and long-term relationships with our distribution partners. We believe our partners benefit from our broad suite of product offerings that they can leverage to meet consumer demand across multiple product categories. Based on the value we provide to our distribution partners, we maintain disciplined pricing that preserves the value of our products in the marketplace and supports our profit margins. We believe our approach to pricing allows us to better understand consumer demand and identify what our end consumers are buying.
Intellectual Property
Patents, trademarks, and other proprietary rights are important to the continued success of our business. We own and have licensing arrangements for a number of U.S. and foreign patents, trademarks, and other proprietary rights related to our products and business. We also rely upon continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including the use of confidentiality and other similar agreements. We do not consider our business to be dependent on any single patent, nor is the expiration of any patent expected to materially affect our business. Our current patents will expire over various periods and we continue to file new patent applications on newly developed technology. From time to time, we become aware of potential infringement of our patent, trademark, or other proprietary rights, and we investigate instances of alleged infringement when we believe it is merited and take appropriate actions under applicable intellectual property laws in response to such infringements when we determine it is valuable to do so. Similarly, from time to time we are the subject of intellectual property and other proprietary rights related suits and other litigation.
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
Regulations
We are subject to a variety of evolving federal, state, local and foreign laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. If we fail to comply with such laws and regulations, we could be subject to significant fines, penalties, costs, liabilities or restrictions on operations, which could affect our financial condition. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution. These permits are subject to modification, renewal and revocation by issuing authorities. We believe we are in substantial compliance with all applicable environmental laws and regulations applicable to our plants and operations. Historically, our annual costs of achieving and maintaining compliance with environmental, health and safety requirements have not been material to our financial results.
However, new requirements, more stringent application of existing requirements or the discovery of previously unknown environmental conditions could result in material environmental related expenditures in the future. See "Legal, Regulatory and Compliance Risks Related to Our Business." We are subject to environmental, health, safety, and other governmental laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future" within Item 1A. Risk Factors in this Annual Report on Form 10-K.
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
Employees
Holley’s employees are integral to our strategic growth and success. We consider our team members to be our most valuable asset and seek to attract and maintain the highest quality talent by offering competitive benefits and wellness services, opportunities to grow professionally, and regular evaluations, among other initiatives. On December 31, 2025, we employed 1,407 full-time employees and 76 temporary employees. Approximately 39% of our full-time employees are based primarily in our Bowling Green, KY distribution center and manufacturing plants. None of our employees are subject to collective bargaining agreements or represented by a labor union. We believe our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our employees are good.
Many of our employees are automotive enthusiasts. We pride ourselves on having a platform built for enthusiasts by enthusiasts. On December 31, 2025, our Engineering function included approximately 125 employees, including many enthusiast-focused engineers who are passionate about cars. We continue to seek out top level talent that will help accomplish our mission and vision moving forward. Our goal is to create an inclusive and safe environment for our employees that keeps them engaged in their work.
Compensation and Benefits. We strive to hire, develop and retain top talent. We attract and reward our employees by providing competitive benefits, including market-competitive compensation, medical, dental and vision insurance, short-term and long-term disability insurance, basic life and accidental death and dismemberment insurance, voluntary supplemental coverages, flexible spending accounts, paid time off, and our 401(k) program. During the 2025 fiscal year, Holley matched employee contributions to the 401(k) Plan up to 3.5% each pay period.
We are committed to providing an array of benefits that meet the needs of our workforce, as demonstrated by the addition of an HSA-eligible health plan in 2025.
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
Inclusion. We know that diversity of thought and experience throughout our company creates stronger teams, leads to innovation, and results in an organization that provides the best service to our customers. We have a recruitment strategy that encourages diversity across the company. We leverage our employee referral program to identify diverse talent during the recruitment process.
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
Talent Development. The development of our employees’ skills and knowledge is critical to Holley’s success. Our educational assistance program is designed to encourage personal development by helping employees maintain and improve their skills or knowledge related to their current job or a potential future position at Holley through reimbursement of certain educational expenses, including external training programs or educational courses, pursuit and maintenance of job-related professional licenses and certifications, workshops, seminars, and professional conferences. Further, we operate an internship program designed to provide students in the community with an opportunity to gain practical experience. We are committed to fostering an equitable work environment that seeks to ensure fair treatment, equality of opportunity, and fairness in access to information and resources.
Social Responsibility. We are committed to social responsibility as a way of attracting talent, enhancing the employee experience, and strengthening our relationships with the communities we serve. Our socially responsible initiatives include donations to community organizations, sponsorship of local sports teams and weekend family events. Through these programs, Holley and its employees are able to give back to the community through monetary donations and by providing community services. Holley gives its subsidiaries the ability to lead their own community engagement initiatives through contributions to charities and participation in fundraising events. This is demonstrated by both the Company’s and its team members’ participation in philanthropic causes such as local food drives and programs that provide holiday gifts to those in need.
Available Information
Our principal executive offices are located at 1A Burton Hills Blvd Suite 240, Nashville, TN 37215, and our telephone number is (270) 782-2900. Our Internet address is www.holley.com. The information on our website is not, and should not be considered, part of this Form 10-K and is not incorporated by reference in this Form 10-K. The website is, and is only intended to be, for reference purposes only. We make available free of charge on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports and other information are also available, free of charge, at www.sec.gov. In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests can be made in writing or by phone.

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
In addition, public health crises, geopolitical instability (including the conflicts in Ukraine and the Middle East and surrounding areas, and the possible expansion of such conflicts and China-Taiwan relations), tariffs, as well as other global events have significantly increased global macroeconomic uncertainty and volatility. In response to unfavorable economic conditions, there has been and, in the future, could be a reduction in discretionary spending, which may lead to reduced net sales or cause a shift in our product mix from higher-margin to lower-margin product offerings or a shift of consumer purchasing patterns to lower cost options. This shift could force us to reduce prices for our products in order to compete. Conversely, rapid increases in demand due to improving economic conditions could lead to supply chain challenges.
Global markets continued to face threats and uncertainty during 2025. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in purchases of our products or our inability to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on our business, financial condition and results of operations. Additionally, disruptions in financial markets could reduce our access to debt and equity capital markets, negatively affecting our ability to implement our business strategy.
If significant tariffs or other restrictions are placed on products or materials we import, or any related counter-measures are taken by foreign countries, our revenue and results of operations may be materially harmed.
Tariffs and other trade restrictions-such as those imposed or threatened by the U.S. on goods from China and other countries-have increased uncertainty in global trade and may materially impact our operations. Several countries, including China, have responded with retaliatory tariffs and other counter-measures, which could escalate further. These actions affect products and raw materials we import and may result in higher input costs, supply chain disruptions and reduced competitiveness. The extent of the impact on our financial condition and results of operations will depend on the scope and duration of these tariffs and related trade policies, as well as our ability to mitigate associated cost pressures.
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
Inflation may continue to adversely affect us by increasing the cost of raw materials, which could continue to result in higher costs and decreased profitability. Consumer demand could be negatively impacted by higher prices as the result of inflation.
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
Many of the markets in which we sell have been experiencing high levels of inflation, which may raise the prices of our products and depress consumer demand for our products and reduce our profitability. Even in the event that increased costs can be passed through to customers, our gross margin percentages may decline. Additionally, our suppliers are also subject to fluctuations in the prices of raw materials and may attempt to pass all or a portion of such increases on to us. In the event they are successful in doing so, our margins would decline. If prolonged, and if they cannot be passed on to customers in the form of price increases, these fluctuations in the price of raw materials, product components, other inputs, and/or transportation services could have a material adverse effect on our business, sales, financial condition and results of operations.
Disruptions of supply or shortages of raw materials or components used in our products could continue to harm our business and profitability.
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
A significant disruption at any of our manufacturing facilities or distribution centers could materially and adversely affect our business, sales, financial condition and results of operations. Our manufacturing facilities and distribution centers are highly automated, which means that our operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, cybersecurity risks, data breaches, and other system failures, including failures caused by factors outside of our control, such as political unrest, terrorist attacks, military conflicts (including the conflict in Ukraine, the conflict in the Middle East and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences), natural disasters or extreme weather (including events that may be caused or exacerbated by climate change). Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations, which may have an immediate, or in some cases prolonged, impact on our margins. Our risk management, business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of catastrophic events or longer-term developments, such as the impacts of climate change.
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
Some of our competitors may have larger customer bases and significantly greater financial, technical, and marketing resources than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products. Increased competition could put additional pressure on us to reduce prices or take other actions, which may have an adverse effect on our business, sales, financial condition and results of operations. We may also lose significant customers or lines of business to competitors.
Fuel shortages, or high fuel prices, could have a negative effect on the use of powered vehicles that use our products.
Gasoline or diesel fuel is required to operate most powered vehicles that use our products. There can be no assurance that the supply of these fuels will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on these petroleum products will not significantly increase. For example, gasoline and diesel fuel prices have increased significantly due to geopolitical developments, including the conflict in Ukraine and the Middle East, and the risk of disruption to key oil transit routes in the region, all of which may contribute to heightened uncertainty regarding the future price and availability of gasoline and diesel fuel. Future shortages of gasoline and diesel fuel and substantial increases in the price of fuel could have a material adverse effect on our powered vehicle product category, which could have a negative effect on our business, financial condition, or results of operations.
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
Our success depends on the value and reputation of our brands, which, in turn, depends on factors such as the quality, design, performance, functionality, and durability of our products, the image of our e-commerce platform and distribution partner floor spaces, our communication activities, including advertising, social media, and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brands are important to expanding our customer base, and will largely depend on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to continue making investments in these areas in order to maintain and enhance our brands, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brands are some of the potential threats to the strength of our brands, and those and other factors could rapidly and severely diminish our relationships with customers and suppliers. These factors could cause our customers to lose the personal connection they feel with our brands and reduce our ability to attract new customers and lead to suppliers terminating their relationships with us. We believe that maintaining and enhancing the image of our brands in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brands in current or new markets, our business, sales, financial condition and results of operations could be harmed.
If we inaccurately forecast demand for our products, we may manufacture either insufficient or excess quantities, which, in either case, could adversely affect our financial performance.
We plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the manufacturing lead time and the amount of specification involved, especially given market volatility. Aside from supply chain disruptions and inflationary pressures, forecasting demand for specific automotive parts can also be challenging due to changing consumer preferences, competitive pressures, and longer supply lead times. The nature of our business makes it difficult to quickly adjust our manufacturing capacity if actual demand for our products varies from forecasted demand. If actual demand for our products exceeds forecasted demand, we may not be able to produce sufficient quantities of new products in time to fulfill actual demand, which could limit our sales and adversely affect our financial performance. On the other hand, if actual demand is less than forecasted demand for our products, we could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect our financial performance.
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
We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to broaden our distribution partner and customer bases. The growth of our business will depend, in part, on our ability to continue to expand our distribution partner and customer bases in the United States, as well as in international markets. In these markets, we may face challenges that are different from those we currently encounter, including competition, merchandising, distribution, hiring, and other difficulties. We may also encounter difficulties in attracting customers due to a lack of consumer familiarity with or acceptance of our brands, or a resistance to paying for premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand the customer base for our products. In addition, although we are investing in sales and marketing activities to further penetrate newer regions, including expansion of our dedicated sales force, we cannot ensure that we will be successful. If we are not successful, our business, sales, financial condition and results of operations may be harmed.
Competitors have attempted, and will likely continue to attempt to, imitate our products and technology. If we are unable to protect or preserve the image of our brands and proprietary rights, our business, sales, financial condition and results of operations may be harmed.
Our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our product designs and branding, which could harm our business, sales, financial condition and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we rely significantly on trade secrets, trade and service marks, trade dress, and the strength of our brands. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violations may be inadequate, and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology that we rely on to conduct our business and differentiate Holley from our competitors. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brands and harm our business, sales, financial condition and results of operations.
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
Our industry is subject to significant pricing pressure caused by many factors, including unfavorable economic conditions, intense competition, tariffs and other trade restrictions, consolidation in the retail industry, pressure from retailers to reduce the costs of products, and changes in consumer demand. The current economic conditions and macroeconomic trends, including heightened inflation, capital market volatility, interest rate and current rate fluctuations, have had and may continue to have an impact on pricing. Some of these factors may cause us to reduce our prices to retailers and customers or engage in more promotional activity than we anticipate, which could adversely impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. This could materially harm our business, sales, financial condition and results of operations. If we fail to keep our existing customers, attract new customers, or fail to do so in a cost-effective manner, we may not be able to maintain or increase sales.
Our current and future products may experience quality problems from time to time that can result in negative publicity, litigation, product recalls, and warranty claims, which could result in decreased sales and operating margin, and harm to our brand.
Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Defects in materials or components can unexpectedly interfere with the products’ intended use and safety and damage our reputation. Failure to detect, prevent, or fix defects could result in a variety of consequences, including a greater number of product returns than expected from customers and distribution partners, litigation, product recalls, and credit claims, among others, which could harm our business, sales, financial condition and results of operations. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to product recalls, warranty, or other claims. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also harm our brand and decrease demand for our products.
Our reliance on foreign suppliers for some of the automotive parts we sell or include in our products presents risks to the business.
A portion of automotive parts and components we use in our manufacturing processes are imported from suppliers located outside the U.S. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, and these risks may become heightened as a result of unfavorable global economic conditions. These risks may include, but are not limited to:
•shortages of key component parts used in our products sourced from non-U.S. suppliers;
•increased transportation costs;
•significant delays in the delivery of cargo due to port security considerations;
•imposition of duties, taxes, tariffs or other charges on imports;
•potential recalls or cancellations of orders for any product that does not meet our quality standards;
•disruption of imports by labor disputes or strikes and local business practices;
•currency exchange rate fluctuations;
•heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
•political tensions and military conflicts (including the conflict in Ukraine, the conflict in the Middle East and surrounding areas, and the possible expansion of such conflicts);
•natural disasters, disease, epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
•our ability or inability to enforce any agreements with our foreign suppliers.
Any of the foregoing factors, or a combination of them, could increase the cost or reduce the supply of products available to us and materially and adversely impact our business, sales, financial condition and results of operations.

We depend on distribution partners to display and present our products to customers, and our failure to maintain and further develop our relationships with distribution partners could harm our business.
We sell a significant amount of our products through knowledgeable national, regional, and independent distribution partners. Our distribution partners service customers by stocking and displaying our products, explaining the attributes of our products, and sharing the story of our brands. Our relationships with these distribution partners are important to the authenticity of our brands and the marketing programs we continue to deploy. Our failure to maintain these relationships with our distribution partners or financial difficulties experienced by these distribution partners could harm our business.
We have key relationships with national distribution partners. If we lose any of our key distribution partners or any key distribution partner reduces their purchases of our existing or new products or their number of stores or operations, or promotes products of our competitors over ours, our sales would be harmed. Because Holley is a premium brand, our sales depend, in part, on distribution partners effectively displaying our products, including providing attractive space and point of purchase displays in their stores, and training their sales personnel to sell our products. If our distribution partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our business, financial condition and results of operations.
If our plans to increase sales through our DTC channel are not successful, our business, sales, financial condition and results of operations could be harmed.
For 2025, we generated approximately $144.9 million in gross sales through our DTC channel. Part of our growth strategy involves increasing sales through our DTC channel. The level of customer traffic and volume of customer purchases through our website is substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ use of our website, allocate sufficient product to our website, and increase any sales through our website, our business, sales, financial condition and results of operations could be harmed.
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
Periods of banking sector stress, reduced market liquidity, or tightening credit conditions may create bank specific and broader financial institution liquidity risks and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access working capital needs, and create additional market and economic uncertainty.
Recent events have resulted in market disruption and volatility and future similar events could lead to greater instability in the credit and financial markets and a deterioration in confidence in economic conditions. Our operations may be adversely affected by any such economic downturn, liquidity shortages, volatile business environments, or unpredictable market conditions. These events could also make any necessary debt or equity financing more difficult and/or costly.
The future effect of these events on the financial services industry and broader economy are unknown and difficult to predict but could include failures of other financial institutions to which we or our customers, vendors, or other counterparties may face direct or more significant exposure. Any such developments could adversely impact our results of operations and financial position, and there may be other risks we have not yet identified.
Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with the covenants in our current credit agreements, our business, sales, financial condition and results of operations could be harmed.
On November 18, 2021, we entered into a credit facility with a syndicate of lenders and Wells Fargo Bank, N.A., as administrative agent for the lenders, letter of credit issuer and swing line lender (as amended, the "Credit Agreement"). On December 31, 2025, $529.4 million in principal was outstanding under the credit facility. We are required to make quarterly payments of principal plus accrued interest. The Credit Agreement imposes various restrictions and contains customary affirmative and restrictive covenants, including, without limitation, certain reporting obligations, certain limitations on restricted payments, and certain limitations on liens, encumbrances and indebtedness. In addition, borrowings under the Credit Agreement are jointly and severally guaranteed by us and certain of our wholly owned material subsidiaries and our future subsidiaries that become guarantors (collectively the “Loan Parties"). The First Lien Credit Agreement is secured by a first-priority lien on substantially all of the Loan Parties’ assets, in each case subject to certain customary exceptions. If we fail to comply with the covenants or payments specified in the Credit Agreement, the lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable.

The Credit Agreement places certain conditions on us including, subject to certain conditions, reductions and exceptions, requiring us to utilize a portion of our and our subsidiaries’ cash flow from operations to make payments on our and our subsidiaries’ indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures, development activity, return capital to our stockholders, and other general corporate purposes. Our and our subsidiaries’ compliance with these conditions may limit our and our subsidiaries’ ability to invest in ongoing business needs. For example, complying with these conditions:
•increases vulnerability to adverse economic or industry conditions;
•limits flexibility in planning for, or reacting to, changes in business or markets;
•increases vulnerability to higher interest rates, as borrowings under the Credit Agreement bear interest at variable rates;
•limits our ability to obtain additional financing in the future for working capital or other purposes; and
•potentially places us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
Failure to comply with the covenants, payments, and certain other provisions of the Credit Agreement, or the occurrence of a change of control, could result in an event of default, which would give the lender the right to declare all borrowings outstanding, together with any accrued and unpaid interest and fees, to be immediately due and payable. If such an event of default and acceleration of obligations occurs, the lenders under the Credit Agreement would have the right to proceed against the collateral securing such indebtedness. If the debt under the Credit Agreement were to be accelerated, we and our subsidiaries may not have sufficient cash or be able to sell sufficient collateral to repay this debt, which would immediately and materially harm our and our subsidiaries’ business, sales, financial condition and results of operations. The threat of our debt being accelerated in connection with a change of control could make it more difficult for us to attract potential buyers or to consummate a change of control transaction that would otherwise be beneficial to our stockholders.
We are required to assess our internal control over financial reporting, and our failure to maintain effective internal control over financial reporting could harm us.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. We are required to document and test the operating effectiveness of our internal control over financial reporting, which is both costly and challenging. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. As we are no longer an “emerging growth company” as of the end of the fiscal year ended December 31, 2025, our independent registered public accounting firm is required to attest to, and report on, the effectiveness of our internal control over financial reporting. In doing so, we could identify material weaknesses in our internal controls or result in adverse opinion.

In addition, any failure to maintain internal control over financial reporting, or any failure to fully remediate the existing or any future material weaknesses, could inhibit our ability to accurately and on a timely basis report our cash flows, results of operations or financial condition in compliance with applicable securities laws. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock and Warrants could decline and we could be subject to sanctions or investigations by NYSE, the SEC or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets and negatively impact the price and trading market for our Common Stock and Warrants.
We previously identified a material weakness in our internal control over financial reporting, and we may experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting.
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. As previously disclosed, in connection with our year-end assessment of internal control over financial reporting for fiscal year 2024, our management determined that, as of December 31, 2024, we had not maintained effective internal control over financial reporting due to a material weakness in internal control over financial reporting based on our conclusion that we did not have sufficient resources with the appropriate accounting expertise that resulted in a lack of adequate controls with respect to the preparation and precision of review of reconciliations, manual journal entries and third party reports supporting journal entries.
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We have implemented remediation measures, and we are in the process of identifying any additional appropriate remediation measures.  Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. Any failure to implement our remediation plan or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim financial statements.  Moreover, our failure to remediate the material weakness identified in this Form 10-K or the identification of additional material weaknesses, could adversely affect our stock price and investor confidence.
We developed and implemented a remediation plan to address such material weakness and, based on the implementation of this remediation plan, we have concluded that the material weakness was remediated as of December 31, 2025. While the material weakness has been fully remediated, in our internal control over financial reporting, there can be no assurance that our remediation efforts will be effective in all respects or that other deficiencies may come to our management’s attention in the future that could lead to additional material weaknesses. If we are unable to implement and maintain effective internal controls over financial reporting, we may be unable to timely and accurately report our financial results, which could adversely affect our business generally and lead to other adverse consequences, including, without limitation, increase our operating costs, trigger an event of default under our debt agreements or otherwise harm our business, loss of investor confidence or decrease in the value of our ordinary shares. Failure to maintain effective internal control over financial reporting also could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. In addition, remediation plans can be costly and divert critical attention of our internal personnel and resources, which could increase our general and administrative expenses and decrease our net operating results.
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
We assess the potential impairment of goodwill and indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of these assets may have been impaired. The Company completed its annual goodwill and intangible assets impairment analysis in the fourth quarter of fiscal 2025, in conjunction with its budgeting and forecasting process for fiscal year 2026 and concluded that no material impairment existed for its reporting unit or intangible assets.

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
Evolving expectations with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
There has been evolving public focus by investors, customers, activists, the media, employees and governmental and nongovernmental organizations on a variety of environmental, social, governance and other sustainability matters. If we fail to meet regulatory, customer, investor, or employee expectations, we may be unable to attract or retain our consumer base or talent. Further, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact, or that economic returns will reflect our investments in new product development.
The standards by which our efforts and operations are measured are developing and evolving, and we could be criticized for the scope of our initiatives and goals, or lack thereof. If we fail to comply with the evolving customer, investor, or employee expectations and standards, or if we are perceived to have failed to adequately respond to such expectations and standards (including opposition to various such practices), we may suffer from reputational damage, which could have an adverse impact on our business or financial condition.
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
Our operations are impacted by consumer spending levels, the availability of our products to retailers and our ability to manufacture, store and distribute products to our customers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak or similar widespread public health concern, could negatively impact our overall business, financial condition and results of operations. These impacts may include, but are not limited to:
•Significant reductions, shifts or fluctuations in demand for one or more of our products;

•Inability to meet our customers’ needs due to disruptions in our manufacturing and supply chain arrangements caused by the loss or disruption of essential manufacturing and supply chain elements. In addition, we may incur higher costs for transportation, workforce and distribution capability in order to maintain the supply of product to our customers;
•Failure of third parties upon which we rely, including our suppliers, contract manufacturers, distributors, contractors and commercial banks, to meet their obligations to us in a timely manner; and
•Significant changes in the political and regulatory landscape in the markets in which we manufacture, sell or distribute our products, which may include, but are not limited to, restrictions on international trade, governmental or regulatory actions, closures or other restrictions that limit or suspend our or our third-party partners' or customers' operating and/or manufacturing capabilities, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.
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
We conduct business in several countries, including Canada, Italy and China. As a result of our global operations, which can vary substantially by country, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs or exit a specific country, including:
•the burdens of complying with a wide variety of foreign laws and regulations, and the risks of non-compliance, including the increased burden of complying with anti-bribery regulations, such as the Foreign Corrupt Practices Act (“FCPA”) of the United States, and the risk associated with non-compliance with such laws;
•fluctuations in currency exchange rates;
•impact of inflation on local economies;
•import and export license requirements, tariffs, economic sanctions, contractual limitations and other trade barriers;
•difficulties in managing the geographically remote personnel and changes in labor conditions;
•the complexities of foreign tax systems and changes in their tax rates and rules;
•stringent consumer protection and product compliance regulations that are costly to comply with and may vary from country to country;
•limited protection and enforcement regimes for intellectual property rights in some countries; and
•increased financial accounting and reporting burdens and complexity.
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
We may also be subject to liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, even if such contamination was not caused by us, and we may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances. We may also be subject to similar liabilities and claims in connection with locations at which hazardous substances or wastes we have generated have been stored, treated, otherwise managed, or disposed. Environmental conditions at or related to our current or former properties or operations, and/or the costs of complying with current or future environmental, health and safety requirements could materially adversely affect our business, sales, financial condition and results of operations.
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
On December 31, 2025, the Holley Stockholder and the Sponsor (together with its affiliates) beneficially own, in the aggregate, approximately 29% of shares of Common Stock, excluding any Warrants exercisable for Common Stock held by Sponsor or its affiliates (or 32% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). As a result of this concentration of stock ownership, these parties acting together have sufficient voting power to effectively control most matters submitted to our stockholders for approval, including director elections and proposed amendments to our certificate of incorporation and bylaws. On July 16, 2021, (the “Closing” and such date, the “Closing Date”), the Company, the Sponsor, certain affiliates of the Sponsor, the Holley Stockholder and Sentinel Capital Partners V, L.P., Sentinel Capital Partners V-A, L.P. and Sentinel Capital Investors V, L.P., controlling affiliates of the Holley Stockholder entered into the Stockholders’ Agreement, pursuant to which the Holley Stockholder and the Sponsor have the right to designate nominees for election to our board of directors subject to certain beneficial ownership requirements.
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
On December 31, 2025, we had an aggregate of 14,633,311 Warrants issued and outstanding, representing the right to purchase an equivalent number of shares of Common Stock. The exercise price of the Warrants is

$11.50 per share. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.
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
Stock markets, including the NYSE, have from time-to-time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for Common Stock and Warrants, the market price of Common Stock and Warrants may be volatile and could decline significantly, whether or not any price changes are related to matters specific to us. In addition, the trading volume in Common Stock and Warrants may fluctuate and cause significant price variations to occur. If the market price of Common Stock and Warrants declines significantly, stockholders may be unable to resell shares of Common Stock and Warrants at or above the market price of Common Stock and Warrants. We cannot guarantee that the market price of Common Stock and Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Annual Report;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of the NYSE;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future issuances, sales or resales, or anticipated issuances, sales or resales, of Common Stock;
•perceptions of the investment opportunity associated with Common Stock relative to other investment alternatives;
•the performance and market valuations of other similar companies;
•future announcements concerning our business or our competitors’ businesses;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the media, social media or investment community;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines; and
•general economic and political conditions, such as inflation, labor shortages, disruption of the supply chain, interest rates, fuel prices and other transportation costs, international currency fluctuations, geopolitical instability, military conflicts (including the conflict in Ukraine, the conflict in Israel and surrounding areas, and the possible expansion of such conflicts) or terrorism.
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
On December 31, 2025, the Holley Stockholder and the Sponsor (together with its affiliates) beneficially own, in the aggregate, approximately 29% of our shares of Common Stock, excluding any warrants exercisable for Common Stock held by Sponsor or its affiliates (or 32% inclusive of shares of Common Stock underlying Warrants held by Sponsor and its affiliates). All shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms the Amended and Restated Registration Rights Agreement, of which the Company entered into with the Sponsor and the Holley Stockholder at the closing of the Business Combination, the Sponsor and the Holley Stockholder have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. The registration statement, which was filed pursuant to these registration rights, and any registration of other shares we may file in the future, enables those securities to be sold in the public market. Any sale by the Holley Stockholder, the Sponsor or other affiliates and stockholders, or any perception in the public markets that such a transaction may occur could cause the market price of our Common Stock and Warrants to decline materially.
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
If the NYSE delists our securities from trading on its exchange for failure to meet the exchange's continued listing standards or otherwise, and we are not able to list our securities on another national securities exchange, our securities could be quoted on an over-the-counter market, but no assurance of this can be given. If this were to occur, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
We are a “smaller reporting company” and we have elected to comply with certain reduced reporting and disclosure requirements which could make our common stock less attractive to investors.
We are a “smaller reporting company,” as defined in the Regulation S-K of the Securities Act of 1933, as amended (“Regulation S-K”), which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, such as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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
The certificate of incorporation, bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the certificate of incorporation and bylaws include provisions regarding:
•a classified board of directors with staggered, three-year terms;
•prevent stockholders from acting by written consent;
•limit the ability of stockholders to amend our certificate of incorporation;
•limit the ability of stockholders to remove directors;
•prevent stockholders from calling special meetings of stockholders;
•the ability of the board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder;
•the certificate of incorporation prohibits cumulative voting in the election of directors;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the ability of the board of directors to amend the bylaws; and
•advance notice procedures with which stockholders must comply to nominate candidates to the board of directors or to propose matters to be acted upon at a stockholders’ meeting.
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
Management’s Role
Holley’s information technology team, which is responsible for developing and implementing our cybersecurity program, currently operates under the oversight of our Chief Information Officer (“CIO”). The CIO is responsible for managing risks from cybersecurity threats, as well as overseeing the safeguarding and fortification of our networks and systems. The CIO reports directly to the Chief Executive Officer ("CEO"), reflecting the strategic importance of information security and enterprise technology in supporting the Company’s operations and long‑term objectives. The information technology team is comprised of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, penetration testing processes and methodologies, and risk communication and reporting. Our Chief Information Officer (“CIO”) is overseeing our cybersecurity program and is responsible for the management and oversight of Holley’s cybersecurity program.
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

Third-Party Risk Management
Our information technology team is responsible for identifying and managing any cybersecurity threats that occur with our vendors, service providers, and suppliers. The team communicates with our suppliers, service providers, and vendors and relies on them to apprise Holley of any cybersecurity issues.
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
Item 2. Properties
Our corporate headquarters is located at 1A Burton Hills Blvd, Suite 240, Nashville, TN 37215.
We own property at 1801 Russellville Rd, Bowling Green, Kentucky 42101, that is approximately 200,000 square feet. We have a number of leased locations across the United States, Canada, Italy, and China that serve multiple functions, including distribution, engineering, manufacturing, office space, R&D, and retail sales. We have 17 facilities that perform manufacturing of our products and 13 distribution locations. We also have 15 R&D/Engineering facilities designed to develop our new product innovations.
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
Holders of Record
As of March 9, 2026, there were approximately 24 stockholders of record of Common Stock, although we believe that a larger number of beneficial owners hold our shares in street name by brokers and other nominees.
Dividend Policy
Holley has never declared or paid any cash dividends on its Common Stock and does not currently anticipate paying any cash dividends in the foreseeable future. Holley may consider declaring and paying a cash dividend in the future; however, there can be no assurance that it will do so.
Issuer Repurchase of Equity Securities
None
Unregistered Sales of Equity Securities
Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended December 31, 2025.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references to “Holley,” “we,” “us,” “our”, and “the Company” in this section are to the business and operations of Holley Inc. The following discussion and analysis should be read in conjunction with Holley’s consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause Holley’s actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein and under the caption, “Cautionary Note Regarding Forward-Looking Statements.”
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
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Holley Intermediate was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes, and financial statements for periods prior to the Business Combination are those of Holley Intermediate.
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
Amortization of Intangible Assets
Amortization of intangible assets represents the non‑cash expense related to the systematic write down of our definite‑lived intangible assets.

Impairment of Indefinite-lived Assets
Impairment of indefinite-lived assets relates to indefinite-live trade name impairment charges.
Impairment of Goodwill
Impairment of goodwill relates to goodwill impairment charges.
Loss on Sale of Assets
Loss on sale of assets relates to the loss incurred related to the sale of Detroit Speed Engineering in the year ended December 31, 2024.
Restructuring Costs
Restructuring costs consist of professional fees for legal, accounting, consulting, administrative, and other professional services directly attributable to restructuring.
Interest Expense
Interest expense consists of interest due on the indebtedness under our credit facilities. On December 31, 2025, $529.4 million was outstanding under the Credit Agreement. Interest is based on the secured overnight financing rate ("SOFR") or prime rate, plus the applicable margin rate.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability represents remeasurement gains or losses on outstanding warrant liabilities, driven primarily by changes in our stock price and related valuation inputs.
Change in Fair Value of Earn-out Liability
Change in fair value of earn‑out liability reflects adjustments to contingent consideration based on revised expectations of earn‑out performance and updated valuation assumptions.
Loss (Gain) on Early Extinguishment of Debt
Extinguishment of debt consists of gains or losses recognized in connection with the termination, refinancing, or repayment of existing debt arrangements. These amounts include the write‑off of unamortized deferred financing costs, prepayment penalties, and the impact of any negotiated settlement amounts differing from the carrying value of the extinguished debt.

Results of Operations
Year Ended December 31, 2025 Compared With Year Ended December 31, 2024
The table below presents our results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the years ended December 31,
	2025	2024	Change ($)	Change (%)
Net sales	$613,514	$602,224	$11,290	1.9%
Cost of goods sold	347,279	363,680	(16,401)	(4.5)%
Gross profit	266,235	238,544	27,691	11.6%
Selling, general, and administrative	146,132	132,149	13,983	10.6%
Research and development costs	18,831	18,710	121	0.6%
Amortization of intangible assets	13,778	13,884	(106)	(0.8)%
Impairment of indefinite-lived intangible assets	—	7,695	(7,695)	(100.0)%
Impairment of goodwill	—	40,906	(40,906)	(100.0)%
Loss on sale of assets	—	9,234	(9,234)	(100.0)%
Restructuring costs	2,903	1,566	1,337	85.4%
Other expense (income)	2,110	(268)	2,378	(887.3)%
Operating income	82,481	14,668	67,813	462.3%
Change in fair value of warrant liability	1,211	(7,570)	8,781	(116.0)%
Change in fair value of earn-out liability	897	(2,333)	3,230	(138.4)%
Loss (gain) on early extinguishment of debt	(93)	141	(234)	(166.0)%
Interest expense	51,833	50,690	1,143	2.3%
Income (loss) before income taxes	28,633	(26,260)	54,893	(209.0)%
Income tax expense (benefit)	9,458	(3,025)	12,483	(412.7)%
Net income (loss)	19,175	(23,235)	42,410	(182.5)%
Foreign currency translation adjustment	1,282	(452)	1,734	(383.6)%
Total comprehensive income (loss)	$20,457	$(23,687)	$44,144	(186.4)%
Net Sales
Net sales for the year ended December 31, 2025, increased $11.3 million, or 1.9%, to $613.5 million as compared to $602.2 million for the year ended December 31, 2024. Higher price realization, based upon core business sales data, resulted in an increase of approximately $16.0 million, offset partially by decrease in sales volume of approximately $4.7 million compared to the prior year period.
The table below presents our net sales for the years ended December 31, 2025 and 2024, as well as sales related to divestitures and sales associated with our strategic product rationalization project. The divestitures sales relate to divested businesses prior to the divestiture date. The divestitures include Detroit Speed Engineering, Gear FX, and Proforged. The strategic product rationalization sales relate to discontinued stock keeping units ("SKUs").

	For the year ended December 31,
	2025	2024
Net Sales	$613,514	$602,224
Divestitures	—	12,821
Strategic Product Rationalization	—	13,953
Cost of Goods Sold
Cost of goods sold for year ended December 31, 2025, decreased $16.4 million, or 4.5%, to $347.3 million as compared to $363.7 million for the year ended December 31, 2024. The decrease in cost of goods sold during the year ended December 31, 2025, was primarily due to higher manufacturing efficiency, stronger inventory discipline reducing obsolete product charges, and improved product quality that lowered warranty costs. These operational improvements along with prior year's $8.2 million of product rationalization initiative more than offset cost pressures despite a 1.9% increase in product sales
Gross Profit and Gross Margin
Gross profit for the year ended December 31, 2025, increased $27.7 million, or 11.6%, to $266.2 million as compared to $238.5 million for the year ended December 31, 2024. Gross margin for the year ended December 31, 2025, was 43.4% as compared to a gross margin of 39.6% for the year ended December 31, 2024. The increase in gross profit was primarily due to higher sales volume, reduced warranty claims, and the absence of $8.2 million related to the strategic product rationalization charge in prior year. Gross margin improvement for the year primarily reflects the absence of prior year inventory and clearance charges, pricing flow‑through, operational efficiencies across our facilities, improved product quality resulting in lower warranty costs, and reduced freight expense.
Selling, General and Administrative
Selling, general and administrative ("SG&A") costs for the year ended December 31, 2025, increased $14.0 million, or 10.6%, to $146.1 million as compared to $132.1 million for the year ended December 31, 2024. When expressed as a percentage of sales, selling, general and administrative costs increased to 23.8% of sales for the year ended December 31, 2025, compared to 21.9% of sales in 2024. The increase was driven primarily by higher salary and personnel-related expenses, reflecting the absence of prior-year furlough activity, higher incentive compensation, and incremental investments in personnel to support SOX compliance and related governance initiatives. SG&A also reflects increased external sales support and greater brand-building marketing expenditures to enhance brand awareness and support overall sales growth.
Research and Development Costs
Research and development costs for the year ended December 31, 2025, increased $0.1 million, or 0.6%, to $18.8 million as compared to $18.7 million for the year ended December 31, 2024. The increase was primarily due to the Company's realignment of employees' roles and responsibilities from selling, general and administrative to research and development.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2025, decreased $0.1 million, or 0.8%, to $13.8 million as compared to $13.9 million for the year ended December 31, 2024.
Impairment of Indefinite-lived Assets
There was no impairment of indefinite-lived assets for the year ended December 31, 2025. Impairment of indefinite-lived assets for the year ended December 31, 2024 was $7.7 million, which related to our trade names. Refer to Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our recognition of impairment charges.
Impairment of Goodwill
There was no impairment of goodwill for the year ended December 31, 2025. Impairment for goodwill for the year ended December 31, 2024 was $40.9 million. Refer Note 5, “Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our recognition of impairment charges.
Loss on Sale of Assets
There was no loss on sale of assets for the year ended December 31, 2025. Loss on sale of assets for the year ended December 31, 2024 was $9.2 million, which relates to the sale of Detroit Speed Engineering.
Restructuring Costs
Restructuring costs for the year ended December 31, 2025, increased $1.3 million to $2.9 million, as compared to $1.6 million for the year ended December 31, 2024, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of portfolio development optimization.
Operating Income
As a result of factors described above, operating income for the year ended December 31, 2025, increased $67.8 million, or 462.3%, to $82.5 million as compared to $14.7 million for the year ended December 31, 2024, which is primarily attributable to the $48.6 million impairment charges in the prior year.
Change in Fair Value of Warrant Liability
For the year ended December 31, 2025, we recognized a loss of $1.2 million due to the change in fair value of the warrant liability. This compares to a gain of $7.6 million for the year ended December 31, 2024. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.
Change in Fair Value of Earn-Out Liability
For the year ended December 31, 2025, we recognized a loss of $0.9 million due to the change in fair value of the earn-out liability. This compares to a gain of $2.3 million for the year ended December 31, 2024. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Loss (Gain) on Early Extinguishment of Debt
For the year ended December 31, 2025, we recognized a gain of $0.1 million on the early extinguishment of debt as compared to a loss of $0.1 million for the year ended December 31, 2024. The gain in the year ended December 31, 2025 was recognized on the repurchase of $25.0 million of our first lien term loan at a discount to par, net of the write-off of unamortized debt issuance costs. The loss in the year ended December 31, 2024 was recognized on the repurchase of $25.0 million of our first lien term loan at a discount to par, net of the write-off of unamortized debt issuance costs. (Refer to Note 7, “Debt” for further discussion).
Interest Expense
Interest expense for the year ended December 31, 2025, increased $1.1 million, or 2.3%, to $51.8 million as compared to $50.7 million for the year ended December 31, 2024. The increase was primarily attributable to the unfavorable impact of the interest rate collar, which resulted in recognized interest expense of $3.4 million and interest income of $1.1 million related to the interest rate collar for the year ended December 31, 2025 and 2024, respectively. This increase was partially offset by lower interest expense on outstanding debt due to a decrease in our debt balance. Excluding the impact of the interest rate collar, underlying interest expense declined as a result of lower average outstanding borrowings from debt prepayments, partially offset by higher average interest rates.
Income (Loss) before Income Taxes
As a result of factors described above, we recognized $28.6 million of net income before income taxes for the year ended December 31, 2025, as compared to a loss before income taxes of $26.3 million for the year ended December 31, 2024.
Income Tax Expense (Benefit)
We recognized income tax expense of $9.5 million for the year ended December 31, 2025, as compared to income tax benefit of $3.0 million for the year ended December 31, 2024. The effective tax rate was 33.0% and 11.5% for the years ended December 31, 2025 and 2024, respectively. The difference between the effective tax rate and the federal statutory rate in 2025 was primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share-based compensation recognized during the period. The difference between the effective tax rate and the federal statutory rate in 2024 was primarily due to permanent differences resulting from state income taxes, foreign rate differentials, compensation limits with respect to covered employees, goodwill asset impairment, valuation allowance and the change in fair value of warrant and earn-out liabilities.
Net Income (Loss) and Total Comprehensive Income (Loss)
As a result of factors described above, we recognized net income of $19.2 million for the year ended December 31, 2025, as compared to net loss of $23.2 million for the year ended December 31, 2024.

Additionally, we recognized total comprehensive income of $20.5 million for the year ended December 31, 2025, as compared to total comprehensive loss of $23.7 million for the year ended December 31, 2024. Comprehensive income includes the effect of foreign currency translation.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not prepared in accordance with U.S. GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from or included in these metrics are significant components in understanding and assessing our financial performance. These metrics should not be considered as alternatives to net income, gross profit, net cash provided by operating activities, or any other performance measures, as applicable, derived in accordance with U.S. GAAP.
Adjusted EBITDA
We define EBITDA as earnings before depreciation, amortization of intangible assets, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude, to the extent applicable, restructuring costs, which includes transaction fees and expenses, termination related benefits, facilities relocation, and executive transition costs; changes in the fair value of the warrant liability; changes in the fair value of the earn-out liability; equity-based compensation expense; impairment of goodwill and indefinite-lived intangible assets; loss on assets sold; loss or (gain) on the early extinguishment of debt; related party acquisition and management fee costs; notable items that we do not believe are reflective of operating performance, which for the year ended December 31, 2025, includes, $1.8 million non-recurring account remediation, $1.5 million consulting fees and talent acquisition fees; for the year ended December 31, 2024 includes, $2.0 million legal settlement accrual, costs incurred for advisory services related to identifying performance initiatives.
EBITDA and Adjusted EBITDA are not prepared in accordance with U.S. GAAP and may be different from non-GAAP financial measures used by other companies. These measures should not be considered as measures of financial performance under U.S. GAAP, and the items excluded from or included in these metrics are significant components in understanding and assessing Holley’s financial performance. These metrics should not be considered as alternatives to net income (loss) or any other performance measures derived in accordance with U.S. GAAP.

The following unaudited table presents the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the years ended December 31,
	2025	2024
Net income (loss)	$19,175	$(23,235)
Adjustments:
Depreciation	9,704	10,551
Amortization of intangible assets	13,778	13,884
Interest expense, net	51,833	50,690
Income tax expense (benefit)	9,458	(3,025)
EBITDA	103,948	48,865
Restructuring costs	2,903	1,372
Change in fair value of warrant liability	1,211	(7,570)
Change in fair value of earn-out liability	897	(2,333)
Equity-based compensation expense	8,163	5,170
Impairment of indefinite-lived intangible assets	—	7,695
Impairment of goodwill	—	40,906
Loss on assets sold	—	9,234
(Gain) loss on early extinguishment of debt	(93)	141
Notable items	4,882	7,100
Other expense (income)	2,110	(86)
Adjusted EBITDA	$124,021	$110,494
For 2024, Adjusted EBITDA includes the impact of an $8.2 million non-cash charge and $1.7 million benefit related a strategic product rationalization, netting to $6.5 million non-cash charge.
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

The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable U.S. GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the years ended December 31,
	2025	2024
Net income (loss)	$19,175	$(23,235)
Special items:
Adjust for: Change in fair value of warrant liability	1,211	(7,570)
Adjust for: Change in fair value of earn-out liability	897	(2,333)
Adjust for: Impairment of indefinite-lived intangible assets	—	7,695
Adjust for: Impairment of goodwill	—	40,906
Adjust for: Loss on sale of assets	—	9,234
Adjust for: Loss (gain) on early extinguishment of debt	(93)	141
Adjusted Net Income	$21,190	$24,838

	For the years ended December 31,
	2025	2024
Net income (loss) per diluted share	$0.16	$(0.20)
Adjustments:
Change in fair value of warrant liability	0.01	(0.06)
Change in fair value of earn-out liability	0.01	(0.03)
Impairment of indefinite-lived intangible assets	-	0.06
Impairment of goodwill	-	0.35
Loss on sale of assets	-	0.08
Loss (gain) on early extinguishment of debt	-	-
Adjusted Diluted EPS	$0.18	$0.20
We define Free Cash Flow as net cash provided by operating activities minus cash payments for capital expenditures, net of dispositions. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.
The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable U.S. GAAP measure, to Free Cash Flow for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the years ended December 31,
	2025	2024
Net cash provided by operating activities	$46,220	$46,899
Capital expenditures	(12,321)	(6,804)
Proceeds from the disposal of fixed assets	322	1,726
Free Cash Flow	$34,221	$41,821
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

On December 31, 2025, we had cash of $37.2 million and availability of $97.5 million under our $100.0 million senior secured revolving credit facility. On December 31, 2025, we had $2.5 million in letters of credit outstanding under the revolving credit facility.
We are obligated under various operating leases for facilities, equipment, and automobiles with estimated lease payments of approximately $7.9 million, including short-term leases, due in fiscal year 2026. See Note 15, "Lease Commitments" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our lease obligations.
Our capital expenditures for the year ended December 31, 2025 of $12.3 million are primarily related to ongoing maintenance and improvements, including investments related to upgrading and maintaining our information technology systems, tooling for new products, vehicles for product development, and machinery and equipment for operations. We expect capital expenditures of up to $20.0 million in fiscal year 2026.
See Note 7, "Debt" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further detail of our credit facility and the timing of principal maturities. On December 31, 2025, based on the then current weighted average interest rate of 7.8%, expected interest payments associated with outstanding debt totaled approximately $41.2 million for fiscal year 2026.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):

	For the years ended December 31,
	2025	2024
Cash flows provided by operating activities	$46,220	$46,899
Cash flows (used in) provided by investing activities	(32,229)	2,021
Cash flows used in financing activities	(32,612)	(34,605)
Effect of foreign currency rate fluctuations on cash	(235)	691
Net (decrease) increase in cash and cash equivalents	$(18,856)	$15,006
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2025, was $46.2 million compared to net cash provided by operating activities of $46.9 million for the year ended December 31, 2024. Cash used in operating activities included decreases in accounts receivable, inventories, and prepaids and other current assets of $21.4 million, $17.1 million, and $6.2 million, respectively. Partially offsetting the decrease were positive fluctuations from accounts payable, accrued interest, and accrued and other liabilities of $12.9 million, $0.1 million, $0.1 million, respectively. The changes in accounts receivable, accounts payable, and inventory are impacted by fluctuations in sales and accrued interest, accounts receivable and accounts payable are impacted by the timing of receipts and payments.
Investing Activities. Net cash used in investing activities for the year ended December 31, 2025, was $32.2 million, primarily relating to the cash payments related to the acquisition of the perpetual license agreement with Cataclean in January 2025 of $20.2 million and other capital expenditures of $12.3 million. Cash provided by investing activities for the year ended December 31, 2024, was $2.0 million, primarily relating to the sales of Detroit Speed Engineering, which was partially offset by capital expenditures of $6.8 million.
Financing Activities. Net cash used in financing activities for the year ended December 31, 2025, was $32.6 million, which primarily reflected principal payments on long-term debt. Cash used in financing activities for the year ended December 31, 2024, was $34.6 million, which primarily reflected principal payments on long-term debt.

Working Capital. On December 31, 2025, working capital was $201.0 million compared to $202.2 million on December 31, 2024. For the year ended December 31, 2025, accrued liabilities increased by $5.1 million and cash decreased by $18.9 million. Offsetting this decrease in working capital was an increase in accounts receivable of $21.4 million.
Critical Accounting Estimates
The discussion and analysis of Holley's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. See Note 1, "Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies", in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a complete summary of the significant accounting policies used in the presentation of our financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. We evaluate our estimates and assumptions on an ongoing basis. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.
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
Fair Value of Acquired Assets and Liabilities
Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use, and often requires the application of significant judgment regarding estimates and assumptions. The same applies to assigning fair market values to the liabilities assumed in the Business Combination at the date of the transaction and at each reporting date thereafter. While the ultimate responsibility resides with management, for certain acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long- lived assets, and liabilities assumed in the Business Combination. Acquired intangible assets, excluding goodwill, are valued using various methodologies including discounted cash flows, relief from royalty, and multi-period excess earnings depending on the type of intangible asset purchased. These methodologies incorporate various estimates and assumptions, such as projected revenue growth rates, profit margins and forecasted cash flows based on discount rates and terminal growth rates. We use a Monte Carlo simulation model to estimate the fair value of our Private Warrants and earn-out liability assumed in the Business Combination, which requires certain subjective inputs and assumptions, including expected common stock price volatility, expected term, and risk-free interest rates. These estimates and assumptions could vary significantly, which could result in material differences in the fair values assigned to the assets and liabilities. See Note 10, "Fair Value Measurements" in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to our assets and liabilities measured at fair value.

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
The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2025, in conjunction with its budgeting and forecasting process for fiscal year 2026. Based on this analysis, the Company concluded that no goodwill impairment existed for its reporting unit for the year ended December 31, 2025.
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
During the fourth quarter of 2025, the Company completed qualitative and quantitative assessments on indefinite life intangible assets. The Company performed qualitative assessments for certain indefinite‑lived tradenames and quantitative assessments for other indefinite‑lived intangible assets for which indicators of impairment were identified. Based on the qualitative and quantitative assessments, the Company concluded that no material impairment existed for any of its indefinite‑lived tradenames for the year ended December 31, 2025.

Recent Accounting Pronouncements
For a discussion of Holley’s new or recently adopted accounting pronouncements, see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate some of the effects of increases in interest rates. On December 31, 2025 the Company had $529.4 million of floating-rate debt outstanding under the Credit Agreement with a weighted average borrowing rate of 7.8%. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.3 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $5.3 million decrease to Holley’s annual interest expense.
Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. On December 31, 2025, the majority of the Company’s cash and cash equivalents consisted of cash balances in non-interest-bearing checking accounts which exceed the insurance coverage provided on such deposits. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.
Exchange Rate Sensitivity. On December 31, 2025, the Company was exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have an adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euros and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and it has been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included immediately following Part IV hereof and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Management, which includes our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2025. We believe the financial information presented herein is materially correct and fairly presents the financial position and operating results of the fiscal year ended December 31, 2025 in accordance with U.S. GAAP.
(b)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was effective as of December 31, 2025.
As disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2024, management previously identified a material weakness related to insufficient accounting resources and expertise, which resulted in inadequate controls over the preparation and precision of reviews of reconciliations, manual journal entries, and third‑party reports supporting journal entries. In response, the following remedial actions were implemented during the year ended December 31, 2025:
•Hired and augmented our accounting team with knowledgeable and qualified accounting and finance professionals.
•Engaged a third-party expert to conduct an external evaluation, provide recommended options, support, and validate our approach.
•Enhanced related policies and process documentation, redesigned existing controls, implemented new controls, and improved the skills of process owners.
•Implemented a reconciliation and review tool.
•Trained process owners, evaluated the adoption of revised policies and procedures, and monitored results.
•Developed and maintained documentation to promote knowledge transfer upon personnel and function changes.
Based on the successful completion, testing, and validation of these remediation measures, management determined that the previously identified material weakness has been fully remediated as of December 31, 2025. See Risk Factors—Risks Related to Our Business and Industry. Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2025, as stated in their report, which is included herein.
(c)Changes in Internal Control Over Financial Reporting
The remediation efforts described above represent changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025. Other than these remediation actions, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will appear in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will appear in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will appear in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will appear in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will appear in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
(2)Financial Statement Schedules:
Schedule II-Valuation and Qualifying Accounts is included below. The rest of the schedules required by this item have been omitted as they are either not required, not applicable or the information required is presented in the financial statements and notes thereto under "Item 8. Financial Statements and Supplementary Data" of this report.
Holley Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2025 and 2024

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Reserves from Acquisitions	Charged Against Allowances (1) (2)	Balance at End of Period
Accounts receivable reserve:
Year ended December 31, 2024:
Bad debt reserve	1,056	1,343	—	705	1,694
Cash discount reserve	521	5,238	—	5,427	332
Year ended December 31, 2025:
Bad debt reserve	1,694	362	—	775	1,281
Cash discount reserve	332	5,923	—	5,680	575

Inventory valuation reserve:
Year ended December 31, 2024:
Expired and obsolete reserve	33,974	11,057	—	9,889	35,142
Year ended December 31, 2025:
Expired and obsolete reserve	35,142	4,176	—	6,037	33,281
(1) Write-off of uncollectible accounts, net of recoveries.
(2) Write-off of obsolete inventory, net of inventory adjustments.
(3)Exhibits:
See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None

HOLLEY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Holley Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Holley Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2026 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment assessment of indefinite-lived tradenames
As described further in Notes 1 and 5 to the consolidated financial statements, the Company tests indefinite-lived intangible assets annually for impairment, or more frequently when events or changes in circumstances indicate that the carrying amounts of indefinite-lived intangibles may not be recoverable. In the fourth quarter of 2025, management evaluated its tradenames for impairment as part of the Company’s annual impairment analysis. The impairment assessment of indefinite-lived tradenames requires management to make significant estimates and assumptions related to the sales projections, sales allocations to the individual tradenames, royalty rates, and discount rate. We identified the impairment assessment of indefinite-lived tradenames as a critical audit matter.

The principal considerations for our determination that the impairment assessment of indefinite-lived tradenames is a critical audit matter are that subjective auditor judgment was required to evaluate the assumptions used by management to calculate fair value, including assumptions of sales projections, sales allocations to the individual tradenames, royalty rates and discount rate.
Our audit procedures related to the valuation of indefinite-lived tradenames included the following, among others.
•We evaluated the design and operating effectiveness of certain internal controls related to management’s review of the independent valuation professional’s report, including the accuracy of data provided to management’s specialist and the review of assumptions used to determine fair value.
•We tested the sales projections by evaluating the amounts included in the model against historical results and growth rates, prior year forecasts and industry trends.
•We recalculated the sales allocation percentages applied to the individual tradenames, evaluated reasonableness of those percentages by comparing them against percentages tested in prior years, and tested the completeness and accuracy of the underlying sales data.
•With the assistance of a valuation specialist, we assessed the appropriateness of the valuation methodologies used to determine fair value of tradenames, and for a selection of tradenames, evaluated the reasonableness of royalty rates by reviewing the market data used to develop those rates, including evaluating margins and royalty rates used in the prior year analysis for consistency with the current year rates.
•With the assistance of a valuation specialist, we evaluated the reasonableness of the discount rate by assessing the components of the weighted average cost of capital, including evaluating the guideline public companies that were utilized, and evaluated whether the discount rate appropriately reflected the relative risk of the tradenames compared to the overall business and assessed consistency with discount rate used in the prior impairment analysis.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Cincinnati, Ohio
March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Holley Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Holley Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 16, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 16, 2026

HOLLEY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$37,231	$56,087
Accounts receivable, less allowance for credit losses of $1,856 and $2,026, respectively	57,895	36,123
Inventory	205,661	192,523
Prepaids and other current assets	15,374	12,614
Total current assets	316,161	297,347
Property, plant, and equipment, net	45,127	40,983
Goodwill	372,340	372,340
Other intangibles assets, net	396,910	386,676
Right-of-use assets	33,415	35,974
Total assets	$1,163,953	$1,133,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$60,121	$44,781
Accrued liabilities	48,316	43,190
Accrued interest	115	—
Current portion of long-term debt	6,571	7,201
Total current liabilities	115,123	95,172
Long-term debt, net of current portion	516,078	545,385
Warrant liability	2,024	813
Earn-out liability	2,045	1,148
Deferred taxes	46,540	37,391
Other noncurrent liabilities	33,218	32,259
Total liabilities	715,028	712,168
Commitments and contingencies (Refer to Note 18 - "Commitments and Contingencies")
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 119,670,987 and 118,748,697 shares issued and outstanding on December 31, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	384,873	377,557
Accumulated other comprehensive gain (loss)	120	(1,162)
Retained earnings	63,920	44,745
Total stockholders' equity	448,925	421,152
Total liabilities and stockholders' equity	$1,163,953	$1,133,320
See accompanying notes to consolidated financial statements.

HOLLEY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2025	2024
Net sales	$613,514	$602,224
Cost of goods sold	347,279	363,680
Gross profit	266,235	238,544
Selling, general, and administrative	146,132	132,149
Research and development costs	18,831	18,710
Amortization of intangible assets	13,778	13,884
Impairment of indefinite-lived intangible assets	-	7,695
Impairment of goodwill	-	40,906
Restructuring costs	2,903	1,566
Loss on sale of assets	-	9,234
Other operating expense (income)	2,110	(268)
Total operating expense	183,754	223,876
Operating income	82,481	14,668
Change in fair value of warrant liability	1,211	(7,570)
Change in fair value of earn-out liability	897	(2,333)
Loss (gain) on early extinguishment of debt	(93)	141
Interest expense, net	51,833	50,690
Total non-operating expense	53,848	40,928
Income (loss) before income taxes	28,633	(26,260)
Income tax expense (benefit)	9,458	(3,025)
Net income (loss)	$19,175	$(23,235)
Comprehensive income (loss):
Foreign currency translation adjustment	1,282	(452)
Total other comprehensive income (loss)	1,282	(452)
Total comprehensive income (loss)	$20,457	$(23,687)
Common Share Data:
Weighted average common shares outstanding - basic	119,213,277	118,441,580
Weighted average common shares outstanding - diluted	120,043,170	118,441,580
Basic net income (loss) per share	$0.16	$(0.20)
Diluted net income (loss) per share	$0.16	$(0.20)
See accompanying notes to consolidated financial statements.

HOLLEY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount	Additional Paid-In Capital
Balance on December 31, 2023	117,707,280	$12	$373,869	$(710)	$67,980	$441,151
Net loss	—	—	—	—	(23,235)	(23,235)
Equity compensation	—	—	5,170	—	—	5,170
Foreign currency translation	—	—	—	(452)	—	(452)
Tax withholding related to vesting of restricted stock units	—	—	(1,482)	—	—	(1,482)
Issuance of shares for restricted stock units	1,041,417	—	—	—	—	—
Balance on December 31, 2024	118,748,697	12	377,557	(1,162)	44,745	421,152
Net income	—	—	—	—	19,175	19,175
Equity compensation	—	—	8,163	—	—	8,163
Foreign currency translation	—	—	—	1,282	—	1,282
Tax withholding related to vesting of restricted stock units	—	—	(847)	—	—	(847)
Issuance of shares for restricted stock units	922,290	—	—	—	—	—
Balance on December 31, 2025	119,670,987	$12	$384,873	$120	$63,920	$448,925
See accompanying notes to consolidated financial statements.

HOLLEY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$19,175	$(23,235)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	9,704	10,551
Amortization of intangible assets	13,778	13,884
Impairment of indefinite-lived intangible assets	-	7,695
Impairment of goodwill	-	40,906
Amortization of deferred loan costs	1,726	1,756
Amortization of right of use assets	5,397	5,234
Fair value adjustments to warrant liability	1,211	(7,570)
Fair value adjustments to earn-out liability	897	(2,333)
Fair value adjustments to interest rate collar	3,439	(1,104)
Equity compensation	8,163	5,170
Change in deferred taxes	9,149	(16,151)
Loss on sale assets	-	9,234
Loss (gain) on early extinguishment of long-term debt	(93)	141
Loss (gain) on disposal of property, plant and equipment	722	(568)
Provision for inventory reserves	4,175	11,057
Provision for credit losses	362	1,343
Change in operating assets and liabilities:
Accounts receivable	(21,409)	10,756
Inventories	(17,076)	(16,557)
Prepaids and other current assets	(6,181)	2,979
Accounts payable	12,861	1,233
Accrued interest	115	(455)
Accrued and other liabilities	105	(7,067)
Net cash provided by operating activities	46,220	46,899
INVESTING ACTIVITIES:
Capital expenditures	(12,321)	(6,804)
Acquisition of license agreement	(20,230)	-
Proceeds from the disposal of fixed assets	322	1,726
Proceeds from sale of business	-	7,099
Net cash (used in) provided by investing activities	(32,229)	2,021
FINANCING ACTIVITIES:
Principal payments on long-term debt	(32,108)	(32,444)
Deferred financing fees	343	(679)
Payments from stock-based award activities	(847)	(1,482)
Borrowings under revolving credit facility	10,000	-
Repayment of borrowings under revolving credit facility	(10,000)	-
Net cash used in financing activities	(32,612)	(34,605)
Effect of foreign currency rate fluctuations on cash	(235)	691
Net change in cash and cash equivalents	(18,856)	15,006
Cash and cash equivalents:
Beginning of period	56,087	41,081
End of period	$37,231	$56,087
Supplemental disclosures of cash flow information:
Cash paid for interest	$46,597	$52,160
Cash paid for income taxes	$10,425	11,142
Noncash investing and financing activities:
Property and equipment additions included in accounts payable	$2,378	$1,134
Purchase price of license agreement included in accrued liabilities	$3,570	$-
See accompanying notes to consolidated financial statements.

HOLLEY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
1.    Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies
Holley Inc., a Delaware corporation headquartered in Nashville, Tennessee conducts operations through its wholly owned subsidiaries. These operating subsidiaries are comprised of Holley Performance Products Inc., Hot Rod Brands, Inc., Simpson Safety Solutions, Inc., B&M Racing and Performance Products, Inc., and Speedshop.com, Inc. When used in these notes, the terms the “Company” or “Holley” mean Holley, Inc. and all entities included in its consolidated financial statements.
The Company consummated a Business Combination in 2022 pursuant to the Merger Agreement, by and among Empower, Merger Sub I, Merger Sub II, and Holley Intermediate on the Closing Date. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP in which Holley Intermediate was deemed the accounting acquirer with Holley Inc. as the successor registrant. As such, Empower was treated as the acquired company for financial reporting purposes. On the Closing Date, Empower changed its name to Holley Inc. and its trading symbol on the NYSE from “EMPW” to “HLLY.”
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

Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These estimates require the use of judgment as future events, and the effect of these events, cannot be predicted with certainty. The estimates will change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may consult outside experts to assist as considered necessary.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents include cash and deposits, including an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250. The Company maintains deposits exceeding $250 in certain accounts at financial institutions in the United States. On December 31, 2025 and 2024, the Company had cash in foreign bank accounts of $7,169 and $5,605, respectively. Cash and cash equivalent in foreign bank accounts are primarily held in Italy. Italian deposits are insured up to €100 per depositor, per bank. The Company maintains deposits exceeding €100 in certain accounts at financial institutions in Italy. The Company has not incurred any losses in these accounts.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable represent amounts due from customers in the ordinary course of business. The receivables are stated at the amount management expects to collect. The Company is subject to risk of loss from uncollectible receivables in excess of its allowance. The Company maintains an allowance for credit losses for estimated losses from customers’ inability to make required payments. In order to estimate the appropriate level of this allowance, the Company analyzes historical bad debts, customer concentrations, current customer creditworthiness, current economic trends and changes in customer payment patterns. Accounts are written off when management determines the account is uncollectable. Interest is not charged on past due accounts. Accounts receivable, less allowance was $57,895, $36,123, and $48,360 as of December 31, 2025, 2024, and 2023, respectively.
Supplier Financing Agreements
The Company sells certain accounts receivable to third‑party financial institutions on a nonrecourse basis as part of supplier financing programs with national distribution partners. These transfers meet the criteria for sale accounting under ASC 860, and the receivables are derecognized at the time control is transferred. The Company does not retain any significant interests in the receivables. Cash proceeds are included in operating activities, and related discounts and fees are recorded as financing expenses.
For the years ended December 31, 2025 and December 31, 2024, receivables sold and derecognized under these programs totaled $29.3 million and $29.1 million, respectively, net of any fees or discounts incurred.
Inventory Valuation
The Company's inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

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
Intangible Assets Other Than Goodwill
Tradenames acquired in certain business combinations were determined to have indefinite useful lives and are not amortized, but instead are tested for impairment on an annual basis and when events or circumstances indicate potential impairment. The Company performs qualitative assessments for certain tradenames and quantitative assessments for other indefinite‑lived intangible assets, as appropriate. For the quantitative impairment assessment, the Company compares the fair value of the reporting unit to its carrying value. If such review indicates an asset’s carrying value exceeds its fair value and may not be recoverable, an impairment loss is recognized for the excess of the carrying value over the fair value of the asset.
As part of separate business acquisitions, the Company’s customer relationships, technology and certain tradenames were identified as definite-lived intangible assets. The customer relationship intangible assets are being amortized over a fifteen to twenty-five year life based on the attrition rate of customers with a weighted-average amortization period of 23.7 years. The technology intangible assets are being amortized over a five to twenty year life based on the lifecycle of previous technology with a weighted-average amortization period of 11.7 years. The tradenames are being amortized over a fifteen to twenty year life based on the estimated life of the tradename with a weighted-average amortization period of 19.2 years. The weighted-average amortization period for all amortizable intangibles on a combined basis is 22.4 years.
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
Leases
Operating lease right of use ("ROU") assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that the Company will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Since the Company's leases generally do not provide an implicit rate, the Company applies a portfolio approach using an estimated incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments. The rate applied is based on the currency of the lease. Leases having an expected lease term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases.
Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company's term loans are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the term loans. These fees and costs are being amortized using the effective interest method over the term of the related loans and are included in interest expense in the Company's consolidated statements of comprehensive income (loss). If the debt is retired before its scheduled maturity date, any remaining unamortized debt issuance costs are written off in the period the debt is retired as a non-operating expense in the consolidated statements of comprehensive income (loss) as loss on the early extinguishment of debt. For the years ended 2025 and 2024, the amortization of debt issuance costs included in interest expense was $1,726 and $1,756, respectively.
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

Product Warranty
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and are recorded at the time of the sale. These obligations are recorded within accrued liabilities in the consolidated balance sheets. Significant judgments and estimates must be made and used in connection with establishing warranty allowances in any accounting period. Revision of these estimates is made, when necessary, based upon changes in these factors.
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
The Company recognizes income tax positions only if those positions are “more likely than not” of being sustained upon examination by taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest expense and penalties on liabilities for uncertain tax positions within income tax expense. The Company has $48 and $68 accrued for such interest or penalties, respectively, on December 31, 2025 and 2024. The Company files income tax returns in the U.S. federal jurisdiction and various foreign and state jurisdictions.
On December 31, 2025 and 2024, the Company had approximately $504 and $384 of unrecognized tax benefits, respectively. The statute of limitations remains open for U.S. federal income tax examinations for the years ended December 31, 2022 through December 31, 2024. U.S. state jurisdictions have statues of limitations generally ranging from three to eight years. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

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
Advertising
Advertising production costs are expensed the first time the advertising takes place. Total advertising expenses were $10,152 and $9,355 for the years ended December 31, 2025 and 2024, respectively. Advertising costs are classified as a component of selling, general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).
Research and Development Costs
Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amount to $18,831 and $18,710 for the years ended December 31, 2025 and 2024, respectively.
Other Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in stockholder’s equity and includes net income, change in the foreign currency translation adjustment and minimum pension liability gains. The Company’s accumulated other comprehensive income (loss) shown on the consolidated balance sheets on December 31, 2025 and 2024 consists of foreign currency translation adjustments of $120 and ($1,162), respectively.
Foreign Currencies
The functional currency of the Company’s Italian subsidiary is the Euro. Assets and liabilities of foreign operations are translated using period end exchange rates. Revenue and expenses are translated using average exchange rates during each period reported. Translation gains (losses) are reported in accumulated other comprehensive income (loss) as a component of shareholders equity and were $1,282 and ($452) for the years ended December 31, 2025 and 2024, respectively. The Company recognizes foreign currency transaction gains (losses) on certain assets and liabilities. These transaction (gains) losses are reported in other expense (income) in the consolidated statements of comprehensive income (loss) and were $93 and ($568) for the years ended December 31, 2025 and 2024, respectively.
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
Equity-Based Compensation
The Company accounts for equity-based awards granted to employees and nonemployees under the fair value method prescribed by ASC Subtopic 718-10, Stock Compensation. Equity-based compensation cost is measured based on the estimated grant date fair value of the award and is recognized as expense over the requisite service period (generally the vesting period). The fair value of stock options is estimated using the Black-Scholes option-pricing model. Restricted stock units are valued at the stock price on the grant date. The fair value of profit interest units granted by the Holley Stockholder is estimated based on the Company’s estimated equity value for each unit class at the time of granting using the Black-Scholes option-pricing model, discounted to reflect market considerations for illiquidity.
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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the trade date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of comprehensive income (loss). Derivative assets and liabilities are classified on the consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
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
Recent Accounting Pronouncements
Accounting Standards Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 19 "Segments" in the accompanying notes to the consolidated financial statements for further detail.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires additional disclosures of various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The standard also requires information pertaining to taxes paid to be disaggregated for federal, state and foreign taxes, and contains other disclosure requirements. The Company adopted ASU 2023-09 during the year ended December 31, 2025 and applied the guidance on a retrospective basis. The adoption did not have an impact on the Company’s consolidated financial statements other than requiring expanded income tax disclosures. See Note 12 "Income Taxes" in the accompanying notes to the consolidated financial statements for further detail.
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
In April 2024, the FASB issued ASU 2024‑03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires expanded disaggregation of certain operating expense captions. ASU 2025‑01 later clarified the effective dates for this ASU. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
In February 2025, the FASB issued ASU 2025‑07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share‑Based Noncash Consideration from a Customer in a Revenue Contract, which refines scope exceptions and clarifies treatment of certain noncash consideration. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025‑12, Codification Improvements, which provides technical corrections and clarifications across various Topics. This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted on an issue‑by‑issue basis. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
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
DIVESTITURES
In 2024, the Company sold Detroit Speed Engineering for $5,000, and recognized a loss of $9,234, which was reported as loss on sale of assets in the consolidated statements of comprehensive income (loss). The Company also sold land at Porter Pike for $2,099, and did not recognize a gain or loss.
3.    INVENTORY
Inventories of the Company consisted of the following:

	December 31,
	2025	2024
Raw materials	$56,351	$58,858
Work-in-process	18,202	3,416
Finished goods	131,108	130,249
	$205,661	$192,523
4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment of the Company consisted of the following:

	December 31,
	2025	2024
Land	$1,080	$1,230
Buildings and improvements	13,704	12,874
Machinery and equipment	74,126	65,333
Construction in process	9,473	8,221
Total property, plant and equipment	98,383	87,658
Less: accumulated depreciation	53,256	46,675
Property, plant and equipment, net	$45,127	$40,983
The Company’s long-lived assets by geographic locations are as follows:

	December 31,
	2025	2024
United States	$42,705	$38,606
International	2,422	2,377
Total property, plant and equipment, net	$45,127	$40,983

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following presents changes to goodwill for the periods indicated:

Goodwill, net as of December 31, 2023	$419,056
Goodwill disposed	(5,810)
Accumulated goodwill impairment	(40,906)
Goodwill, net as of December 31, 2024	372,340
Goodwill, net as of December 31, 2025	$372,340
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
The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2025, in conjunction with its budgeting and forecasting process for fiscal year 2026. The analysis did not identify any indicators of impairment to goodwill for the year ended December 31, 2025.
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

Intangible assets consisted of the following:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,390	$(78,564)	$190,826
Tradenames	13,775	(7,019)	6,756
Technology	27,559	(17,291)	10,268
Total finite-lived intangible assets	$310,724	$(102,874)	$207,850

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260
License agreements	23,800	—	23,800
Total indefinite-lived intangible assets	$189,060	—	$189,060

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,950	$(67,426)	$202,524
Tradenames	13,775	(6,294)	7,481
Technology	26,676	(15,265)	11,411
Total finite-lived intangible assets	$310,401	$(88,985)	$221,416

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260
The following outlines the estimated future amortization expense related to intangible assets held on December 31, 2025:

2026	$13,596
2027	13,587
2028	13,587
2029	13,587
2030	13,587
Thereafter	139,906
Total	$207,850
Intangible assets include trade names, customer relationships and developed technology obtained through business acquisitions. Acquired finite-lived tangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Indefinite life intangible assets are not amortized but are tested for impairment at least annually or more often if circumstances indicate that the carrying amounts may not be recoverable. In the fourth quarter of 2025, management evaluated its trade names for impairment as part the Company's annual impairment analysis. The analysis did not identify any indicators of impairment to indefinite-lived assets for the year ended December 31, 2025. During the fourth quarter of 2024, a quantitative assessment of indefinite life intangible assets identified certain tradenames for which the carrying amounts might not be recoverable. As a result of this evaluation, a pre-tax impairment of 7.7 million was recognized on certain indefinite-lived tradenames.

The fair value of the indefinite-lived tradenames was estimated using the relief from royalty method, a form of the income approach. Significant judgment is required in estimating the fair value of intangible assets and in performing impairment tests. The most significant assumptions utilized in the determination of the estimated fair values of the indefinite-lived tradenames were the sales projections and long-term earnings growth rates, the royalty rate and the discount rate. The long-term earnings growth rate represents the expected rate at which the brands are expected to grow beyond the shorter-term business planning period. The royalty rate is based on observed market royalty rates for various industrial, consumer and commercial trademarks. The discount rate is based on the Company's weighted average cost of capital adjusted for risk. Due to the inherent uncertainty in forecasting future sales, actual results in the future may vary significantly from the forecasts.
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
On January 1, 2025, the Company, entered into an agreement with Cataclean Global Limited ("Cataclean") to purchase a perpetual exclusive license in North America for developing, manufacturing, marketing, distributing, using and selling existing Cataclean products as well as future product formulations in all sales channels in North America for a total purchase price of $23,800. The Cataclean perpetual license agreement of $23,800 is included in other intangible assets, net in the consolidated balance sheets. As of December 31, 2025, the Company paid $20,230 and the remaining $3,570 is included in accrued liabilities in the consolidated balance sheets.
6.    ACCRUED LIABILITIES
Accrued liabilities of the Company consisted of the following:

	December 31,
	2025	2024
Accrued freight	$3,722	$1,673
Accrued employee compensation and benefits	15,638	11,646
Accrued returns, allowances and warranties	12,488	12,257
Accrued taxes	1,649	4,053
Current portion of operating lease liabilities	5,841	5,324
Cataclean license accrual	3,570	—
Accrued other	5,408	8,237
Total accrued liabilities	$48,316	$43,190

7.    DEBT
Debt of the Company consisted of the following:

	December 31,
	2025	2024
First lien term loan due November 17, 2028	$529,362	$560,933
Revolver	—	—
Other	—	630
Financing lease	195	—
Less unamortized debt issuance costs	(6,908)	(8,977)
	522,649	552,586
Less current portion of long-term debt	(6,571)	(7,201)
	$516,078	$545,385
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
The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,509 in outstanding letters of credit on December 31, 2025.
The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028, with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow greater than $5,000, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. Based on the Company's results for 2025, no excess cash flow payment is expected to be required in 2026. Any such payments offset future mandatory quarterly payments. The Credit Agreement permits voluntary prepayments at any time, in whole or in part. The Company paid down an aggregate of $32,108 in principal on its outstanding first lien term loan during the year ended December 31, 2025, which includes standard quarterly payments and repurchases of $25,000 at a discount to par.
On December 31, 2025, amounts outstanding under the credit facility accrue interest at a rate equal to either the SOFR or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On December 31, 2025, the weighted average interest rate on the Company's borrowings under the credit facility was 7.8%.
Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, including a secured interest in property owned by the Company, with a carrying value of $3,217. The Credit Agreement includes representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales. The Credit Agreement also requires that Holley maintain, on the last day of each quarter, a Total Leverage Ratio not to exceed a maximum amount.
In February 2023, the Company entered into an amendment to its Credit Agreement, which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the fiscal quarter ending April 2, 2023 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024 (the “Covenant Relief Period”). As an ongoing condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. This minimum liquidity covenant was eliminated pursuant to the amendment executed on December 4, 2024. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $2,106 of deferred financing fees related to these amendments. As of December 31, 2025, the required Total Leverage Ratio was 5.00:1.00.
Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.
On December 4, 2024, the Company entered into an amendment to its Credit Agreement that extends the revolver maturity date to November 18, 2029, which date may occur earlier if the maturity date of the existing term loan is not extended, and reduces the revolving credit facility from $125,000 to $100,000. The amendment permits our total leverage ratio for the benefit of the revolving credit lenders to be tested only for fiscal quarters in which there are outstanding revolving credit loans on the last day of such fiscal quarter. On December 31, 2025, the Company was in compliance with all financial covenants.
Future maturities of long-term debt and amortization of debt issuance costs on December 31, 2025, are as follows:

	Debt	Debt Issuance Costs
2026	$6,571	$2,303
2027	6,571	2,303
2028	516,220	2,302
	$529,362	$6,908
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
The Company's Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the consolidated balance sheets. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of December 31, 2025 and 2024, a warrant liability with a fair value of $2,024 and $813, respectively, was reflected as a long-term liability in the consolidated balance sheets. As of both December 31, 2025 and 2024, there were 14,633,311 Warrants outstanding. For the year ended December 31, 2025, an increase of $1,211 in the fair value of the warrant liability as compared to a decrease of $7,570 in the fair value of the warrant liability for the year ended December 31, 2024, was reflected as change in fair value of warrant liability in the consolidated statements of comprehensive income (loss).
Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. On December 31, 2025 and 2024, an earn-out liability with a fair value of $2,045 and $1,148, respectively, was reflected as a long-term liability in the consolidated balance sheets. For the year ended December 31, 2025, an increase of $897 in the fair value of the earn-out liability as compared to a decrease of $2,333 in the fair value of the earn-out liability for the year ended December 31, 2024, was reflected as change in fair value of earn-out liability in the consolidated statements of comprehensive income (loss).
9.    DERIVATIVE INSTRUMENTS
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (each, a “Collar”), to manage its exposure to fluctuations in interest rates on the Company’s variable rate debt. On January 4, 2023, the Company entered into a Collar with Wells Fargo Bank, N.A. ("Wells Fargo") with a notional amount of $500,000 that expires on February 18, 2026. The Collar has a floor of 2.811% and a cap of 5% (based on three-month SOFR). On January 30, 2025, the Company entered into another Collar with Wells Fargo with a notional amount of $400,000 that expires on November 18, 2028. The Collar has a floor of 3.35% and a cap of 4.99% (based on three-month SOFR).The structure of these Collars is such that the Company receives an incremental amount if the Collar index exceeds the cap rate. Conversely, the Company pays an incremental amount to Wells Fargo if the Collar index falls below the floor rate. No payments are required if the Collar index falls between the cap and floor rates.
On December 31, 2025 and 2024, the Company recognized a derivative liability of $3,498 and $60, respectively, for the Collar in other noncurrent liabilities on the consolidated balance sheets. For the year ended December 31, 2025, the Company recorded a net change in the fair value of the Collar as an increase to interest expense of $3,439 and a decrease to interest expense of $1,104 for the year ended December 31, 2024. There were no cash receipts for the Collar for the year ended December 31, 2025 and cash receipts of $1,429 for the year ended December 31, 2024.
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
10.  FAIR VALUE MEASUREMENTS
The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on December 31, 2025
	Level 1	Level 2	Level 3	Total
Warrant liability (public)	$1,369	$—	$—	$1,369
Warrant liability (private)	—	—	655	655
Earn-out liability	—	—	2,045	2,045
Interest rate collar liability	—	3,498	—	3,498
Total fair value liabilities	$1,369	$3,498	$2,700	$7,567

	Fair Value Measured on December 31, 2024
	Level 1	Level 2	Level 3	Total
Warrant liability (public)	$548	$—	$—	$548
Warrant liability (private)	—	—	265	265
Earn-out liability	—	—	1,148	1,148
Interest rate collar liability	—	60	—	60
Total fair value liabilities	$548	$60	$1,413	$2,021
On December 31, 2025 and 2024, the Company's liabilities for its Private and Public Warrants, earn-out liability, and Collar are measured at fair value on a recurring basis (see Note 8, “Common Stock Warrants and Earn-Out Liability,” and Note 9, "Derivative Instruments,” for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). These assumptions are believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent liabilities on the consolidated balance sheets, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the consolidated statements of comprehensive income (loss). Changes in the fair value of the Collar are recognized as an adjustment to interest expense in the consolidated statements of comprehensive income (loss). Changes in the fair value of the Warrants, the earn-out liability, and the Collar, along with cash flows associated with the Collar, are presented in operating activities on the consolidated statements of cash flows.

The fair value of Private Warrants was estimated on December 31, 2025 and 2024 using the Monte Carlo simulation model with the following assumptions:

	2025	2024
Valuation date price	$4.13	$3.02
Strike price	$11.50	$11.50
Remaining life (in years)	0.54	1.54
Expected dividend	$—	$—
Risk-free interest rate	3.52%	4.12%
Price threshold	$18.00	$18.00
The fair value of the earn-out liability was estimated on December 31, 2025 and 2024 using the Monte Carlo simulation model with the following assumptions:

	2025	2024
Valuation date price	$4.13	$3.02
Expected term (in years)	2.54	3.54
Expected volatility	78.79%	64.33%
Risk-free interest rate	3.45%	4.21%
Price hurdle	$15.00	$15.00
On December 31, 2025 and 2024, the Company had accounts receivable, accounts payable and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements.
The reconciliation of changes in Level 3 during the years ended December 31, 2025 and 2024 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance on December 31, 2023	$2,903	$3,479	$6,382
Gains included in earnings	(2,638)	(2,331)	(4,969)
Balance at December 31, 2024	265	1,148	1,413
Losses included in earnings	390	897	1,287
Balance on December 31, 2025	$655	$2,045	$2,700
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
The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 365 days. The Company elected the practical expedient to disregard the possible existence of a significant financing component related to payment on contracts, as the Company expects that customers will pay for the products within one year, and therefore the timing of payment does not represent a significant financing component of its contracts. The Company has evaluated the terms of its arrangements and determined that they do not contain significant financing components. Additionally, as all contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.
The Company participates in certain customer-sponsored supplier financing and receivable sale programs with national distribution partners whereby the Company may elect to receive early payment from a designated financial institution or may sell qualifying trade receivables to such institution. These arrangements are designed to provide customers extended payment terms with the financial institution, without modifying the original invoice terms between the Company and the customer. The Company’s involvement in these programs does not change the nature, pricing, or timing of revenue recognition.
The Company provides limited warranties on most of its products against certain manufacturing and other defects. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 18, “Commitments and Contingencies” for more information.
The following table summarizes total revenue by product category.

	For the years ended December 31,
	2025	2024
American Performance	$393,929	$389,265
Euro & Import	29,916	25,965
Truck & Off-Road	125,493	122,069
Safety & Racing	64,176	64,925
Net sales	$613,514	$602,224
The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the years ended December 31,
	2025	2024
United States	$597,999	$583,413
Italy	15,515	18,811
Net sales	$613,514	$602,224

12.  INCOME TAXES
Income tax expense of the Company consisted of the following:

	For the years ended December 31,
	2025	2024
Current income tax expense (benefit):
Federal	$(1,129)	$10,266
State	778	1,028
Foreign	644	1,832
Total current income tax expense	293	13,126
Deferred income tax expense (benefit):
Federal	8,199	(14,579)
State	966	(1,572)
Foreign	—	—
Total deferred income tax expense (benefit)	9,165	(16,151)
Total income tax expense (benefit)	$9,458	$(3,025)
The Company’s income before income taxes was subject to taxes in the following jurisdictions:

	For the years ended December 31,
	2025	2024
United States	$23,486	$(33,234)
Foreign	5,147	6,974
Income (loss) before income taxes	$28,633	$(26,260)

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:
Reported income tax expense for the years ended December 31, 2025 and 2024 differs from the “expected” tax expense (benefit), computed by applying the U.S. Federal statutory income tax rate of 21% to income before income taxes as follows:

	For the years ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
U.S. Federal Statutory Tax Rate	$6,013	21.00%	$(5,515)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect*	1,378	4.81%	(430)	1.64%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%
Foreign Tax Effects
Canada
Withholding Tax	66	0.23%	456	(1.74)%
Other	(100)	(0.35)%	65	(0.25)%
Italy
Effect of Rates Different than Statutory	307	1.07%	272	(1.04)%
Other	(16)	(0.06)%	(118)	0.45%
Other Foreign Jurisdictions	135	0.47%	149	(0.57)%
Effect of cross-border tax laws
Foreign-derived intangible income (FDII)	193	0.67%	(2,034)	7.75%
Tax credits
Research and development tax credits	(357)	(1.25)%	121	(0.46)%
Other Tax Credits	—	—%	—	—%
Changes in valuation allowances	—	—%	—	—%
Nontaxable or nondeductible items
Goodwill Impairment	—	—%	5,964	(22.71)%
Earn-outs	188	0.66%	(490)	1.87%
Change in fair value of Warrants	254	0.89%	(1,590)	6.05%
Section 162(m) limitation	611	2.13%	345	(1.31)%
Share-based payment awards	87	0.30%	(569)	2.17%
Other	71	0.25%	(51)	0.19%
Changes in unrecognized tax benefits	181	0.63%	486	(1.85)%
Other Adjustments	447	1.56%	(86)	0.33%
Total income tax expense	$9,458	33.01%	$(3,025)	11.52%
*State and local taxes in CA, GA, TX, and UT made up greater than 50% of the tax effect in this category.

The components of income tax paid are as follows:

	For the years ended December 31,
	2025	2024
Federal	$7,700	$10,350
State	848	277
Foreign
Italy	1,781	191
Canada	96	324
Total	$10,425	$11,142

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the consolidated financial statements for the year ended December 31, 2025. Key provisions that impact the Company include the restoration of 100% bonus depreciation, restoration of immediate expensing for domestic research and development costs, and reversion to EBITDA based limitation for business interest expense deductions under Sec 163(j).
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Reserves on assets	$10,436	$9,958
Liabilities not yet deductible	3,484	4,563
Interest expense limitation	17,570	22,250
Right-of-use liability	7,928	8,498
Section 174 expenses	8,463	13,017
Capitalized interest	3,202	—
Net operating losses	1,986	1,609
Other	1,553	840
Total gross deferred tax assets	54,622	60,735
Valuation allowance	(1,969)	(1,134)
Total gross deferred tax assets, net of valuation allowance	52,653	59,601
Deferred tax liabilities:
Tradename	33,849	32,630
Intangible assets	38,401	39,867
Goodwill	14,201	11,099
Property, plant and equipment	5,068	5,167
Right-of-use asset	7,674	8,229
Total gross deferred tax liabilities	99,193	96,992
Net deferred tax liabilities	$46,540	$37,391
Based on the Company’s projected pretax earnings, reversal of deferred tax liabilities and other relevant factors, management believes that it is more likely than not that the Company’s deferred tax assets on December 31, 2025 and 2024 will be realized, with the exception of certain state net operating loss carryforwards and state interest expense carryforwards.

On December 31, 2025, the Company's federal and state net operating loss carryforwards for income tax purposes were immaterial. A majority of the U.S. net operating loss carryforwards have no expiration date. The remaining state net operating loss carryforwards expire at various dates through 2035.
Changes in the valuation allowance for deferred tax assets were as follows:

	December 31,
	2025	2024
Valuation allowance, January 1	$1,134	$5
Additions charged to expense accounts	835	1,129
Valuation allowance, December 31	$1,969	$1,134
The valuation allowance on December 31, 2025 is primarily related to certain state interest expense carryforwards and net operating losses which are not more likely than not to be realized.
Uncertain Tax Positions
Under the accounting rules for income taxes, the Company is not permitted to recognize the tax benefit attributable to a tax position unless such position is more likely than not to be sustained upon examination by taxing authorities, including resolution of any related appeals and litigation processes, based solely on the technical merits of the position. The Company had uncertain tax positions of $504 for the year ended December 31, 2025, and $384 for the year ended December 31, 2024.
The Company recognizes interest accrued related to uncertain tax positions and penalties as income tax expense. In 2025, the Company recognized $48 of interest and $50 of penalties for uncertain tax positions in its consolidated statements of comprehensive income (loss). The liability for the gross amount of interest and penalties at December 31, 2025 is $295. In 2024, the Company recognized $68 of interest and $130 of penalties for uncertain tax positions in its consolidated statements of comprehensive income (loss). The liability for the gross amount of interest and penalties at December 31, 2024 is $198.
Changes in unrecognized tax benefits were as follows:

	December 31
	2025	2024
Gross unrecognized tax benefits, January 1	$384	$329
Changes in balance related to tax position taken during prior periods	—	279
Changes in balances related to tax position taken during current period	120	105
Settlements	—	(329)
Gross unrecognized tax benefits, December 31	$504	$384
As of December 31, 2025, $398 of this total represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.
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
The Company files federal, state, and non-U.S. tax returns in various foreign jurisdictions. For state and non-U.S. tax returns, the Company is generally no longer subject to tax examinations for years prior to 2016. For federal tax returns, the Company is no longer subject to tax examinations for years prior to 2022. The federal tax returns for 2022 through 2024 remain open for examinations. State income tax returns remain open for examination in various states for tax years 2016 through 2024.

13.  EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share:

	For the years ended December 31,
	2025	2024
Numerator:
Net income (loss)	$19,175	$(23,235)
Denominator:
Weighted average common shares outstanding - basic	119,213,277	118,441,580
Dilutive effect of potential common shares from RSUs	621,248	—
Dilutive effect of potential common shares from PSUs	208,645	—
Weighted average common shares outstanding - diluted	120,043,170	118,441,580
Earnings (loss) per share:
Basic	$0.16	$(0.20)
Diluted	$0.16	$(0.20)
The following outstanding shares of common stock equivalents were excluded from the calculation of diluted earnings per share due to the anti-dilutive effect such shares would have on net loss per common share.

	For the years ended December 31,
	2025	2024
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311
Stock options	437,268	437,268
Restricted stock units	149,563	1,292,993
Performance stock units	1,997,113	2,051,256
Unvested Earn-Out Shares	1,093,750	1,093,750
Total anti-dilutive shares	18,311,005	19,508,578
14.  EQUITY-BASED COMPENSATION PLANS
In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, time-based restricted stock units ("RSUs"), and performance-based restricted stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. On December 31, 2025, 1,548,551 shares of Common Stock remained available for future issuance under the 2021 Plan. On June 6, 2023, the Company granted 1,000,000 time-based RSUs and 1,520,000 PSUs to its new President and Chief Executive Officer. These awards were granted outside of the 2021 Plan as employment inducement awards and did not require shareholder approval under the rules of the NYSE or otherwise.
Restricted Stock Awards
RSUs and PSU are collectively referred to as “Restricted Stock Awards”. The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On December 31, 2025, there was $9,063 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 2.0 years.

The weighted-average grant-date fair value of Restricted Stock Awards granted during the years ended December 31, 2025 and 2024, was $2.88 and $4.06, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock was $4,986 for the year ended December 31, 2025.

	Unvested Restricted Stock Awards
	Number of RSAs	Weighted Average Grant Date Fair Value
Balance on December 31, 2024	4,195,161	$3.12
Granted	4,449,510	2.88
Vested	(1,658,007)	3.27
Forfeited	(601,310)	3.05
Balance on December 31, 2025	6,385,354	$2.91
Performance-based Restricted Stock Units
The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 21, 2025, the Company granted 812,256 PSUs under the 2021 Plan to key employees with a grant date fair value of $2.53; on March 31, 2025, the Company granted an additional 10,943 PSUs with a grant date fair value of $2.57; on April 21, 2025 the Company granted 27,134 PSUs with a grant date fair value of $1.98; on June 2, 2025 the Company granted 4,145 PSUs with a grant date fair value of $1.93; on August 4, 2025 the Company granted 11,349 PSUs with a grant date fair value of $1.99; on August 12, 2025 the Company granted 433,034 PSUs with a grant date fair value of $3.26; on August 18, 2025 the Company granted 4,159 PSUs with a grant date fair value of $3.54. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from —% to 150% of the initial target awards.
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
Stock Options
Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of December 31, 2025, all stock options are vested and there was no additional compensation cost to recognize.
The following table presents a summary of stock option activity for the year ended December 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Options outstanding on December 31, 2024	437,268	$10.99
Forfeited	0	—
Expired	0	—
Options outstanding on December 31, 2025	437,268	$10.99	5.80	$—
Options exercisable on December 31, 2025	437,268	$10.99	5.80	$—
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
The components of share-based compensation expense, included within selling, general and administrative costs in the consolidated statements of comprehensive income, is as follows:

	For the years ended December 31,
	2025	2024
Restricted stock units	$4,826	$3,586
Performance stock units	3,288	1,291
Stock options	49	293
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
On October 15, 2025, the Company entered into a new Lease Agreement (the "Lease") in Glendale, Arizona. The Lease is expected to commence on or about February 1, 2026 with initial monthly base rent of $103 and annual fixed escalators of 3.5%. The Company is responsible for its pro rata share of other periodic payments under the Lease, including real property taxes, utilities, and insurance expenses. The Lease has an initial term of 122 calendar months with two three-year extension options.

The following table summarizes operating lease assets and obligations and provides information associated with the measurement of operating lease obligations:

	December 31,
	2025	2024
Assets:
Operating right of use assets	33,415	35,974
Liabilities:
Current operating lease liabilities - Accrued liabilities	5,841	5,324
Long-term operating lease liabilities - Other noncurrent liabilities	28,686	31,876
Total lease liabilities	34,527	37,200
Lease term and discount rate
Weighted average remaining lease term (in years)	5.6	6.6
Weighted average discount rate	6.51%	5.91%
The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the years ended December 31,
	2025	2024
Components of lease expense:
Operating lease expense	$7,816	$7,201
Variable lease expense	546	345
Short-term lease expense	703	1,572
Total lease expense	$9,065	$9,118
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$7,721	$7,159
Right-of-use assets obtained in exchange for new operating lease liabilities	3,343	13,572
Decapitalization of right-of-use assets upon lease termination or modification	704	1,374
The following table summarizes the maturities of the Company's operating lease liabilities on December 31, 2025:

2026	$7,867
2027	7,892
2028	7,297
2029	6,302
2030	5,466
Thereafter	6,626
Total lease payments	41,450
Less imputed interest	(6,923)
Present value of lease liabilities	$34,527

16.  MAJOR DISTRIBUTION PARTNER CUSTOMERS
The Company's distribution partner customers include many large and well-known automotive parts retailers and distributors. The following table summarizes distribution partners that individually account for more than 10% of the Company’s net sales in any of the periods presented:

	For the years ended December 31,
	2025	2024
Customer A	23.2%	20.8%
The following distribution partner customers accounted for 10% or more of the Company’s account receivable balance in any of the periods presented:

	December 31,
	2025	2024
Customer A	23.5%	7.7%
17.  RESTRUCTURING AND MANAGEMENT FEE COSTS
The following table summarizes total restructuring and management fee costs:

	For the years ended December 31,
	2025	2024
Restructuring (1)	$2,903	$1,566
Total restructuring costs	$2,903	$1,566
(1)Includes costs incurred as part of the restructuring of operations including professional and consulting services and executive severance.
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
On February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between July 21, 2021 and February 6, 2023. On April 26, 2024, lead plaintiff filed an amended complaint, adding Vinod Nimmagadda (the Company’s Executive Vice

President of Corporate Development and New Ventures) as a defendant. Lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief. The Company filed a motion to dismiss on June 28, 2024. That motion is pending. On January 7, 2025, the lead plaintiff filed a motion for leave to file a supplemented amended Complaint, which the court granted on March 20, 2025. The Company filed a motion to dismiss the supplemented amended Complaint on April 3, 2025, and on August 29, 2025, the court denied the motion to dismiss. The parties are currently conducting discovery.
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

	For the years ended December 31,
	2025	2024
Beginning balance	$2,332	$3,325
Accrued for current year warranty claims	7,058	8,405
Settlement of warranty claims	(7,399)	(9,398)
Ending balance	$1,991	$2,332
Employee Savings Plans
The Company has a 401(k) savings plan for salaried and non-salaried employees. Participation in the plan is optional. The Company matches employee contributions up to 3.5% each pay period. The Company did not make any additional discretionary matching contributions for the year ended December 31, 2025 based on the Company's performance targets in 2024. The Company made an additional discretionary matching contributions of 1.2% for the year ended December 31, 2024 based on the Company's performance targets for 2023. The Company made matching contributions of $2,172 and $1,169 for the years ended December 31, 2025 and 2024, respectively.
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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
Net sales	$613,514	$602,224
Cost of goods sold	347,279	363,680
Gross profit	266,235	238,544
Selling, general, and administrative	146,132	132,149
Research and development costs	18,831	18,710
Amortization of intangible assets	13,778	13,884
Impairment of indefinite-lived intangible assets	—	7,695
Impairment of goodwill	—	40,906
Restructuring costs	2,903	1,566
Loss on sale of assets	—	9,234
Other operating expense	2,110	(268)
Total operating expense	183,754	223,876
Operating income	82,481	14,668
Change in fair value of warrant liability	1,211	(7,570)
Change in fair value of earn-out liability	897	(2,333)
Loss (gain) on early extinguishment of debt	(93)	141
Interest expense, net	51,833	50,690
Total non-operating expense	53,848	40,928
Income (loss) before income taxes	28,633	(26,260)
Income tax expense (benefit)	9,458	(3,025)
Net income (loss)	$19,175	$(23,235)
20.  SUBSEQUENT EVENTS
The Company has evaluated subsequent events for recognition or disclosure through March 16, 2026, which is the date the financial statements were issued. No material subsequent events were identified that would require adjustment to or disclosure in the accompanying financial statements.

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

10.26	Cataclean License and Distribution Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2025).
10.27
Change in Control Severance Letter Agreement, effective August 12, 2025, by and between the Company and Jesse Weaver (incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2025).

10.28
Change in Control Severance Letter Agreement, effective August 12, 2025, by and between the Company and Carly Kennedy (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2025).

10.29	Form of RSU Grant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2025).
10.30	Form of PSU Grant Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2025).
10.31
#First Amendment to the Employment Agreement, dated December 10, 2025, by and between the Company and Matthew Stevenson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2025).

19	Insider Trading Policy
21.1	Subsidiaries of Holley Inc.
23.1	Consent of Grant Thornton LLP.*
24.1	Power of attorney (included in the signature page hereof).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act*
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	#Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on March 14, 2024).*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_________________
* Filed herewith.
#Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Matthew Stevenson
Matthew Stevenson
President and Chief Executive Officer (Principal Executive Officer)

March 16, 2026

/s/ Jesse Weaver
Jesse Weaver
Chief Financial Officer (Principal Financial and Accounting Officer)

March 16, 2026

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/S/	Matthew Stevenson
	Matthew Stevenson	Director, President and Chief Executive Officer (principal executive officer)	March 16, 2026

/S/	Jesse Weaver
	Jesse Weaver	Chief Financial Officer (principal financial and accounting officer)	March 16, 2026

/S/	Michelle Gloeckler
	Michelle Gloeckler	Director	March 16, 2026

/S/	James Coady
	James Coady	Director	March 16, 2026

/S/	Owen Basham
	Owen Basham	Director	March 16, 2026

/S/	Anita Sehgal
	Anita Sehgal	Director	March 16, 2026

/S/	Graham Clempson
	Graham Clempson	Director	March 16, 2026

/S/	Matthew Rubel
	Matthew Rubel	Director and Executive Chairman	March 16, 2026

/S/	Ginger Jones
	Ginger Jones	Director	March 16, 2026