Form 10-Q
period 2026-03-29
Holley Inc.
filed 2026-05-06
CIK 1822928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
There were 121,463,598 shares of Common Stock, including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of May 4, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires or indicates, references to "Holley," "the Company," "we," "our," and "us" are to Holley Inc. and its subsidiaries. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Securities Act and Exchange Act, as well as protections afforded by other federal securities laws. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Forward-looking statements may be accompanied by words such as “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend” or similar expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Actual results could differ materially due to numerous factors, including, but not limited to, the Company’s ability to do any of the following:
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
•anticipate the impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, and demographic trends; and
•respond to other risks and factors, listed under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the "SEC") on March 16, 2026, and/or as disclosed in any subsequent filings with the SEC.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HOLLEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	As of
	March 29, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$33,066	$37,231
Accounts receivable, less allowance for credit losses of $2,136 and $1,856, respectively	59,075	57,895
Inventory	210,513	205,661
Prepaids and other current assets	15,269	15,374
Total current assets	317,923	316,161
Property, plant, and equipment, net	46,466	45,127
Goodwill	375,025	372,340
Other intangibles assets, net	396,922	396,910
Right-of-use assets	42,473	33,415
Total assets	$1,178,809	$1,163,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$50,782	$60,121
Accrued liabilities	39,078	48,316
Accrued interest	3,879	115
Current portion of long-term debt	6,571	6,571
Total current liabilities	100,310	115,123
Long-term debt, net of current portion	530,825	516,078
Warrant liability	993	2,024
Earn-out liability	1,531	2,045
Deferred taxes	47,981	46,540
Other noncurrent liabilities	41,208	33,218
Total liabilities	722,848	715,028
Commitments and contingencies (Refer to Note 16 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on March 29, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 119,969,661 and 119,670,987 shares issued and outstanding on March 29, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	385,608	384,873
Accumulated other comprehensive income (loss)	(836)	120
Retained earnings	71,177	63,920
Total stockholders' equity	455,961	448,925
Total liabilities and stockholders' equity	$1,178,809	$1,163,953

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Net sales	$147,330	$153,044
Cost of goods sold	86,594	88,956
Gross profit	60,736	64,088
Selling, general, and administrative	35,402	36,699
Research and development costs	3,996	4,093
Amortization of intangible assets	3,427	3,532
Restructuring costs	875	463
Other operating income, net	(472)	(42)
Total operating expense	43,228	44,745
Operating income	17,508	19,343
Change in fair value of warrant liability	(1,031)	(73)
Change in fair value of earn-out liability	(514)	(185)
Interest expense, net	9,917	15,708
Total non-operating expense	8,372	15,450
Income before income taxes	9,136	3,893
Income tax expense	1,879	1,076
Net income	$7,257	$2,817
Comprehensive income:
Foreign currency translation adjustment	(956)	(285)
Total comprehensive income	$6,301	$2,532
Common Share Data:
Weighted average common shares outstanding - basic	119,806,586	118,845,487
Weighted average common shares outstanding - diluted	122,004,920	119,559,217
Basic net income per share	$0.06	$0.02
Diluted net income per share	$0.06	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2024	118,748,697	$12	$377,557	$(1,162)	$44,745	$421,152
Net income	—	—	—	—	2,817	2,817
Equity compensation	—	—	1,495	—	—	1,495
Foreign currency translation	—	—	—	(285)	—	(285)
Tax withholding related to vesting of restricted stock units	—	—	(594)	—	—	(594)
Issuance of shares for restricted stock units	333,960	—	—	—	—	—
Balance at March 30, 2025	119,082,657	$12	$378,458	$(1,447)	$47,562	$424,585

Balance at December 31, 2025	119,670,987	$12	$384,873	$120	$63,920	$448,925
Net income	—	—	—	—	7,257	7,257
Equity compensation	—	—	1,731	—	—	1,731
Foreign currency translation	—	—	—	(956)	—	(956)
Tax withholding related to vesting of restricted stock units	—	—	(996)	—	—	(996)
Issuance of shares for restricted stock units	298,674	—	—	—	—	—
Balance at March 29, 2026	119,969,661	$12	$385,608	$(836)	$71,177	$455,961

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
OPERATING ACTIVITIES:
Net income	$7,257	$2,817
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,524	2,299
Amortization of intangible assets	3,427	3,532
Amortization of deferred loan costs	250	452
Amortization of right of use assets	1,527	1,316
Fair value adjustments to warrant liability	(1,031)	(73)
Fair value adjustments to earn-out liability	(514)	(185)
Fair value adjustments to interest rate collar	(1,028)	3,812
Equity compensation	1,731	1,495
Change in deferred taxes	765	(83)
Provision for inventory reserves	708	1,876
Provision for credit losses	409	19
Change in operating assets and liabilities:
Accounts receivable	(136)	(14,928)
Inventories	(2,979)	1,009
Prepaids and other assets	(9,944)	3,461
Accounts payable	(11,159)	(7,051)
Accrued interest	3,764	—
Accrued and other liabilities	1,572	(7,618)
Net cash used in operating activities	(2,857)	(7,850)
INVESTING ACTIVITIES:
Capital expenditures	(3,471)	(2,980)
Acquisition of license agreement	(3,570)	(4,760)
Business acquisition, net of cash acquired	(2,776)	—
Net cash used in investing activities	(9,817)	(7,740)
FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(1,776)
Net borrowings under revolving credit agreement	10,000	—
Payments from stock-based award activities	(996)	(594)
Net cash provided by (used in) financing activities	9,004	(2,370)
Effect of foreign currency rate fluctuations on cash	(495)	941
Net change in cash and cash equivalents	(4,165)	(17,019)
Cash and cash equivalents:
Beginning of period	37,231	56,087
End of period	$33,066	$39,068
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,667	$11,724
Cash received for income taxes	$14	$—
Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable	$474	$736
Purchase price of license agreement included in accrued liabilities	$—	$19,040
Deferred purchase consideration for business acquisition included in debt	$2,114	$—
Deferred purchase consideration for business acquisition included in accrued liabilities	$351	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
1.    DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Holley Inc., a Delaware corporation headquartered in Nashville, Tennessee, conducts operations through its wholly owned subsidiaries. These operating subsidiaries are comprised of Holley Performance Products Inc., Hot Rod Brands, Inc., Simpson Safety Solutions, Inc., B&M Racing and Performance Products, Inc., and Speedshop.com, Inc. When used in these notes, the terms the “Company” or “Holley” mean Holley, Inc. and all entities included in its consolidated financial statements.
The Company designs, manufactures and distributes performance automotive products to customers primarily in the United States, Canada, and Europe. The Company is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, nitrous oxide injection systems, superchargers, exhaust headers, mufflers, distributors, ignition components, engine tuners and automotive performance plumbing products. The Company is also a leading manufacturer of exhaust products as well as shifters, converters, transmission kits, transmissions, tuners and automotive software. The Company’s products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and drivability. The Company has locations in the United States, Canada, Italy, and China.
Risks and Uncertainties
The Company's business and results of operations, financial condition, and liquidity are impacted by broad economic conditions, as well as by geopolitical events, including the conflict in Ukraine, the conflict in the Middle East and surrounding areas, and the possible expansion of such conflicts and potential geopolitical consequences. The Company's business is impacted by various economic factors that affect both consumers and the automotive aftermarket industry, including but not limited to inflation, fuel costs, wage rates, trade restrictions, including tariffs, supply chain disruptions, hiring, and other economic conditions. The global and regional economic and political conditions, as well as changes in trade policies, may cause volatility in demand for the Company's products, materials and logistics, and transportation delays, and as a result may impact the pricing of the Company's products and product availability.
In February 2025, the U.S. introduced trade policy actions that increased import tariffs across a wide range of countries at various rates, with certain exemptions, and these evolving tariff policies in the U.S., along with responsive measures enacted by other countries, have created additional uncertainty and complexity in the global trade environment. In response, the Company has implemented a range of initiatives to mitigate the impact of tariffs, including conducting harmonized tariff code audits to ensure accurate classification and compliance, diversifying supplier locations outside of China, reshoring products to North America, and exploring direct shipping from suppliers to international customers to reduce tariff exposure on goods entering the U.S.
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. The U.S. government then imposed additional, non-IEEPA global Section 122 tariffs. Any trade disputes or further changes in tax or trade policy, including the imposition of additional tariffs or duties on imported products or changes in tariff levels, between the U.S. and countries from which we source goods directly or indirectly through vendors could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply from vendors in other countries. The Company continues to monitor international trade developments, including potential changes in tariff rates and the possibility of new exemptions or retaliatory actions, in order to analyze their impact on the business. The Company additionally continues to evaluate and implement additional strategies to further minimize the impact of tariffs on its operations. If current tariff levels are sustained or increased, there remains a risk that our profitability, cash flows, and financial estimates could be negatively affected.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or “GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2025, as filed with the SEC on March 16, 2026, in the Company’s annual report on Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.
The Company operates on a fiscal year that ends on December 31. The three-month periods ended March 29, 2026 and March 30, 2025 each included 13 weeks.
Principles of Consolidation
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
Recent Accounting Pronouncements
Accounting Standards Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires additional disclosures of various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The standard also requires information pertaining to taxes paid to be disaggregated for federal, state and foreign taxes, and contains other disclosure requirements. The Company adopted ASU 2023-09 during the year ended December 31, 2025 and applied the guidance on a retrospective basis. The interim disclosure requirements became effective for the Company beginning January 1, 2026. See Note 12 "Income Taxes" in the accompanying notes to the consolidated financial statements for further detail.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance for capitalizing internal-use software costs to better reflect current software development practices. The amendments eliminate the prior stage-based framework and introduce a principles-based approach under which capitalization begins when management has authorized and committed to funding a software project and it is probable that the project will be completed and used for its intended function. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes targeted improvements to the Codification by clarifying, correcting, and simplifying existing guidance across multiple Topics, including earnings per share, leases, equity, and receivables. The amendments are generally effective for fiscal years beginning after December 15, 2026, including the Company's fiscal year beginning January 1, 2027, with early adoption permitted for certain amendments. Although the amendments are primarily technical in nature, they may affect the Company's application of specific guidance depending on facts and circumstances. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
2.    ACQUISITION
HRX
On March 18, 2026, the Company acquired HRX S.r.l. (“HRX”), an Italian motorsports racewear brand serving drivers and teams across karting and competitive racing categories. The acquisition adds complementary racewear capabilities to Holley’s Safety & Racing portfolio and expands the Company’s presence in European motorsports. The transaction was accounted for as a business combination. Accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. Goodwill arising from the acquisition is primarily due to HRX's strong market position. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded from cash on hand.
The initial accounting for this business combination is incomplete for certain assets, liabilities and equity. Accordingly, the purchase price allocation is preliminary and subject to change as the Company completes its valuation analyses and working capital adjustments, including deferred cash payments, contingent

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
consideration, and the valuation of acquired inventory, intangible assets, property, plant and equipment, and certain leases. Any adjustments to the preliminary purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.
The following table summarizes the preliminary allocation of the purchase price to the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date.

Cash	$87
Accounts receivable	1,319
Inventory	2,405
Property, plant and equipment	696
Right-of-use assets	456
Tradenames	1,145
Customer Relationships	1,145
Developed Technology	1,092
Goodwill	2,685
Total assets acquired	11,030

Accounts payable	(2,356)
Deferred income taxes	(677)
Other noncurrent liabilities	(456)
Long-term debt	(2,214)
Total liabilities assumed	(5,703)
Net assets acquired	$5,327
3.    INVENTORY
Inventories of the Company consisted of the following:

	As of
	March 29, 2026	December 31, 2025
Raw materials	$61,109	$56,351
Work-in-process	18,453	18,202
Finished goods	130,951	131,108
	$210,513	$205,661

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment of the Company consisted of the following:

	As of
	March 29, 2026	December 31, 2025
Land	$1,080	$1,080
Buildings and improvements	13,712	13,704
Machinery and equipment	75,987	74,126
Construction in process	11,375	9,473
Total property, plant and equipment	102,154	98,383
Less: accumulated depreciation	55,688	53,256
Property, plant and equipment, net	$46,466	$45,127
The Company’s long-lived assets by geographic location are as follows:

	As of
	March 29, 2026	December 31, 2025
United States	$43,425	$42,705
International	3,041	2,422
Total property, plant and equipment, net	$46,466	$45,127
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following presents changes to goodwill for the periods indicated:

Goodwill, net as of March 30, 2025	$372,340
Goodwill, net as of December 31, 2025	372,340
Goodwill acquired	2,685
Goodwill, net as of March 29, 2026	$375,025
Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. The Company acquired $2,685 of goodwill related to the HRX acquisition during the 13-week period ended March 29, 2026. Refer to Note 2, "Acquisition," for additional information.
No goodwill impairment charges were incurred during the 13-week periods ended March 29, 2026 and March 30, 2025, respectively. Potential changes in the Company's costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.
On January 1, 2025, the Company, entered into an agreement with Cataclean Global Limited ("Cataclean") to purchase a perpetual exclusive license in North America for developing, manufacturing, marketing, distributing, using and selling existing Cataclean products as well as future product formulations in all sales channels in North America for a total purchase price of $23,800. The Cataclean perpetual license

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
agreement of $23,800 is included in other intangible assets, net in the condensed consolidated balance sheets. As of March 29, 2026, the Company has fully paid the Cataclean purchase price, and no amounts related to the agreement remain included in accrued liabilities in the condensed consolidated balance sheets.
Intangible assets consisted of the following:

	March 29, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$270,535	$(81,438)	$189,097
Tradenames	14,920	(7,200)	7,720
Technology	29,470	(18,425)	11,045
Total finite-lived intangible assets	$314,925	$(107,063)	$207,862

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260
License agreement	23,800	—	23,800
Total indefinite-lived intangible assets	$189,060	—	$189,060

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,390	$(78,564)	$190,826
Tradenames	13,775	(7,019)	6,756
Technology	27,559	(17,291)	10,268
Total finite-lived intangible assets	$310,724	$(102,874)	$207,850

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260
Technology	23,800	—	23,800
Total indefinite-lived intangible assets	$189,060	—	$189,060

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following outlines the estimated amortization expense related to finite-lived intangible assets held as of March 29, 2026:

2026 (excluding the thirteen weeks ended March 29, 2026)	$10,388
2027	13,830
2028	13,830
2029	13,830
2030	13,789
Thereafter	142,195
Total	$207,862
6.    ACCRUED LIABILITIES
Accrued liabilities of the Company consisted of the following:

	As of
	March 29, 2026	December 31, 2025
Accrued freight	$3,827	$3,722
Accrued employee compensation and benefits	11,540	15,638
Accrued returns, allowances, and warranties	9,401	12,488
Accrued taxes	2,478	1,649
Current portion of operating lease liabilities	6,385	5,841
Cataclean license accrual	—	3,570
Accrued other	5,447	5,408
Total accrued liabilities	$39,078	$48,316
7.    DEBT
Debt of the Company consisted of the following:

	As of
	March 29, 2026	December 31, 2025
First lien term loan due November 17, 2028	$529,362	$529,362
Revolving credit facility	10,000	—
Other	4,328	—
Financing lease	169	195
Less unamortized debt issuance costs	(6,463)	(6,908)
	537,396	522,649
Less current portion of long-term debt	(6,571)	(6,571)
	$530,825	$516,078
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
The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,509 in outstanding letters of credit on March 29, 2026.
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
As of March 29, 2026, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On March 29, 2026, the weighted average interest rate on the Company's borrowings under the credit facility was 7.5%. As of March 29, 2026, the Company had $10,000 borrowings outstanding on its revolving credit facility.
The Company has entered into interest rate collars in the notional amounts of $500,000 and $400,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. During 13-week period ended March 29, 2026, the $500,000 notional collar expired. As of March 29, 2026, the Company had one interest rate collar remaining with a notional amount of $400,000. Refer to Note 9, "Derivative Instruments," for additional information.
Obligations under the Credit Agreement are secured by substantially all of the Company’s assets, including a secured interest in the Company's headquarters, with a carrying value of $3,014. The Credit Agreement includes representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on restricted payments, additional borrowings, additional investments, and asset sales. The Credit Agreement also requires that Holley maintain, on the last day of each quarter, a Total Leverage Ratio not to exceed a maximum amount.
In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the quarter ending March 31, 2024 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024 (the “Covenant Relief Period”). As a condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $2,106 of deferred financing fees related to these amendments. As of March 29, 2026, the required Total Leverage Ratio was 5.00:1.00.

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
On December 4, 2024, the Company entered into an amendment to its Credit Agreement that extends the revolver maturity date to November 18, 2029, which date may occur earlier if the maturity date of the existing term loan is not extended, and reduces the revolving credit facility from $125,000 to $100,000. The amendment permits our Total Leverage Ratio for the benefit of the revolving credit lenders to be tested only for fiscal quarters in which there are outstanding revolving credit loans on the last day of such fiscal quarter. On March 29, 2026, the Company was in compliance with all financial covenants.
On March 18, 2026, the Company assumed approximately $2,200 of existing third-party debt obligations related to the HRX acquisition. Additionally, pursuant to the terms of the sale and purchase agreement, the Company is obligated to make deferred purchase price payments totaling approximately $2,100. Both the assumed debt and deferred payment obligations are classified as long-term on the condensed consolidated balance sheet as of March 29, 2026. Refer to Note 2, "Acquisition," for additional information.
Future maturities of long-term debt and amortization of debt issuance costs as of March 29, 2026 are as follows:

	Debt	Debt Issuance Costs
2026 (excluding the thirteen weeks ended March 29, 2026)	$6,571	$2,155
2027	6,571	2,155
2028	516,220	2,153
	$529,362	$6,463
8.    COMMON STOCK WARRANTS AND EARN-OUT LIABILITY
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
The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of March 29, 2026 and December 31, 2025, a warrant liability with a fair value of $993 and $2,024, respectively, was reflected as a long-term liability in the condensed consolidated balance sheets. A decrease of $1,031 and $73 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended March 29, 2026 and March 30, 2025, respectively.
Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of March 29, 2026 and December 31, 2025, an earn-out liability with a fair value of $1,531 and $2,045, respectively, was reflected as a long-term liability in the condensed consolidated balance sheets. A decrease of $514 and $185 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended March 29, 2026 and March 30, 2025, respectively.
9.    DERIVATIVE INSTRUMENTS
The Company from time to time enters into derivative financial instruments, such as interest rate collar agreements (each, a “Collar”), to manage its exposure to fluctuations in interest rates on the Company’s variable rate debt. On January 4, 2023, the Company entered into a Collar with Wells Fargo Bank, N.A. ("Wells Fargo") with a notional amount of $500,000 that expired on February 18, 2026. The Collar had a floor of 2.81% and a cap of 5.00% (based on three-month SOFR). On January 30, 2025, the Company entered into another Collar with Wells Fargo with a notional amount of $400,000 that expires on November 18, 2028. The Collar has a floor of 3.35% and a cap of 4.99% (based on three-month SOFR). The structure of these Collars is such that the Company receives an incremental amount if the Collar index exceeds the cap rate. Conversely, the Company pays an incremental amount to Wells Fargo if the Collar index falls below the floor rate. No payments are required if the Collar index falls between the cap and floor rates.
On March 29, 2026, the Company recognized a derivative liability of $2,471 for the Collar in other noncurrent liabilities on the condensed consolidated balance sheets. The Company recorded a net change

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
in the fair value of the Collar as a decrease of $1,028 and an increase of $3,812 to interest expense for the 13-week periods ended March 29, 2026 and March 30, 2025, respectively.
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
10.    FAIR VALUE MEASUREMENTS
The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on March 29, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$670	$—	$—	$670
Warrant liability (Private)	—	—	323	323
Earn-out liability	—	—	1,531	1,531
Interest rate collar liability	—	2,471	—	2,471
Total fair value liabilities	$670	$2,471	$1,854	$4,995

	Fair Value Measured on December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$1,369	$—	$—	$1,369
Warrant liability (Private)	—	—	655	655
Earn-out liability	—	—	2,045	2,045
Interest rate collar liability	—	3,498	—	3,498
Total fair value liabilities	$1,369	$3,498	$2,700	$7,567
As of March 29, 2026, the Company's derivative liabilities for its Private and Public Warrants, earn-out liability, and derivative liability for its Collar are measured at fair value on a recurring basis (see Note 8, “Common Stock Warrants and Earn-Out Liability,” and Note 9, "Derivative Instruments," for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent liabilities on the condensed consolidated balance sheets, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the Collar are recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the derivative liabilities related to Warrants, the earn-out liability, and the Collar are recognized in net cash provided by operating activities on the condensed consolidated statements of cash flows.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	March 29, 2026	December 31, 2025
Valuation date price	$2.91	$4.13
Strike price	$11.50	$11.50
Remaining life (in years)	0.30	0.54
Expected dividend	$—	$—
Risk-free interest rate	3.67%	3.52%
Price threshold	$18.00	$18.00
The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	March 29, 2026	December 31, 2025
Valuation date price	$2.91	$4.13
Expected term (in years)	2.30	2.54
Expected volatility	101.99%	78.79%
Risk-free interest rate	3.83%	3.45%
Price hurdle	$15.00	$15.00
As of March 29, 2026 and December 31, 2025, the Company has accounts receivable, accounts payable, and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company.
The reconciliation of changes in Level 3 liabilities during the 13-week periods ended March 29, 2026 and March 30, 2025 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2024	$265	$1,148	$1,413
Gains included in earnings	(23)	(185)	(208)
Balance at March 30, 2025	$242	$963	$1,205

Balance at December 31, 2025	$655	$2,045	$2,700
Gains included in earnings	(332)	(514)	(846)
Balance at March 29, 2026	$323	$1,531	$1,854
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
The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 365 days. The Company elected the practical expedient to disregard the possible existence of a significant financing component related to payment on contracts, as the Company expects that customers will pay for the products within one year. The Company has evaluated the terms of our arrangements and determined that they do not contain significant financing components. Additionally, as all contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period. The Company provides limited warranties on most of its products against certain manufacturing and other defects. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 16, “Commitments and Contingencies,” for more information.
The following table summarizes total revenue by division category during the 13-week periods ended March 29, 2026 and March 30, 2025.

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
American Performance	$87,004	$91,842
Euro & Import	6,847	10,955
Truck & Off-Road	32,274	31,229
Safety & Racing	21,205	19,018
Net sales	$147,330	$153,044
The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
United States	$141,649	$147,491
Italy	5,681	5,553
Net sales	$147,330	$153,044
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

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Income tax expense	$1,879	$1,076
Effective tax rate	20.6%	27.6%
For the 13-week period ended March 29, 2026, the Company's effective tax rate of 20.6% differed from the 21.0% federal statutory tax rate primarily due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, the benefit from the foreign derived intangible income ("FDII") deduction, federal research and development tax credits, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. For the 13-week period ended March 30, 2025, the Company’s effective tax rate of 27.6% differed from the 21.0% federal statutory rate primarily due to federal research and development tax credits, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share based compensation recognized during the period.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the consolidated financial statements for the 13-week period ended March 29, 2026. Key provisions that impact the Company include the restoration of 100% bonus depreciation, restoration of immediate expensing for domestic research and development costs, and reversion to an EBITDA-based limitation for business interest expense deductions under Section 163(j) of the Internal Revenue Code.
13.  EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Numerator:
Net income	$7,257	$2,817
Denominator:
Weighted average common shares outstanding - basic	119,806,586	118,845,487
Dilutive effect of potential common shares from RSUs	1,821,018	578,059
Dilutive effect of potential common shares from PSUs	377,316	135,671
Weighted average common shares outstanding - diluted	122,004,920	119,559,217
Earnings per share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02

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

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311
Stock options	433,846	437,268
Restricted stock units	121,603	1,484,272
Performance stock units	2,001,853	2,514,393
Unvested earn-out shares	1,093,750	1,093,750
Total anti-dilutive shares	18,284,363	20,162,994
14.  EQUITY-BASED COMPENSATION PLANS
In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. As of March 29, 2026, 1,134,282 shares of Common Stock remained available for future issuance under the 2021 Plan.
Equity-based compensation expense included the following components:

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Restricted stock units	$1,290	$960
Performance stock units	441	491
Stock options	—	44
All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.
Restricted Stock Awards
RSUs and PSUs are collectively referred to as "Restricted Stock Awards". The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment or board services, as applicable. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On March 29, 2026, there was $9,477 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 2.1 years.
The weighted-average grant-date fair value of Restricted Stock Awards granted during the 13-week periods ended March 29, 2026 and March 30, 2025, was $3.02 and $2.57, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock during the 13-week periods ended March 29, 2026 and March 30, 2025, was $2,768 and $1,084, respectively.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes Restricted Stock Award for the 13-week period ended March 29, 2026:

	Unvested Restricted Stock Awards
	Number of RSAs	Weighted Average Grant Date Fair Value
Balance on December 31, 2025	6,385,354	$2.91
Granted	1,124,908	3.02
Vested	(920,924)	2.56
Forfeited	(166,583)	3.19
Balance on March 29, 2026	6,422,755	$2.97
Performance-based Restricted Stock Units
The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 13, 2026, the Company granted 379,211 PSUs under the 2021 Plan to employees with a grant date fair value of $3.01. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from —% to 150% of the initial target awards.
Stock Options
Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of March 29, 2026, all stock options were vested and there was no additional compensation cost to recognize.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes stock option activity for the 13-week period ended March 29, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Options outstanding on December 31, 2025	437,268	$10.99
Forfeited	-	-
Expired	(3,672)	-
Options outstanding on March 29, 2026	433,596	$11.00	5.56
Options exercisable on March 29, 2026	433,596	$11.00	5.56
15.  LEASE COMMITMENTS
The Company leases retail stores, manufacturing, distribution, engineering, and research and development facilities, office space, equipment, and automobiles under operating lease agreements. Leases have remaining lease terms of one to 14 years, inclusive of renewal options that the Company is reasonably certain to exercise.
On October 15, 2025, the Company entered into a new operating Lease Agreement (the "Glendale Lease") in Glendale, Arizona. The Glendale Lease commenced on February 1, 2026, with an initial term of 122 calendar months with two three-year extension options. The Glendale Lease provides for an initial monthly base rent of $103, subject to annual fixed escalators of 3.5%. In addition to base rent, the Company is responsible for its pro rata share of real property taxes, utilities, and insurance expenses, which are accounted for as variable lease costs. The renewal options have not been included in the measurement of the right-of-use asset and lease liability as the Company has determined it is not reasonably certain to exercise such options at this time.
Upon commencement of the Glendale Lease on February 1, 2026, the Company recognized an operating lease right-of-use asset of $10.1 million and a corresponding operating lease liability of approximately $10.1 million. The right-of-use asset and lease liability were measured at the present value of future lease payments over the initial 122 calendar month lease term, discounted using the Company's incremental borrowing rate of 7.5% at the commencement date, as the rate implicit in the Glendale Lease was not readily determinable.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes operating lease assets and obligations, and provides information associated with the measurement of operating lease obligations.

	As of
	March 29, 2026	December 31, 2025
Assets:
Operating right of use assets	$42,473	$33,415
Liabilities:
Current operating lease liabilities - Accrued liabilities	6,385	5,841
Long-term operating lease liabilities - Other noncurrent liabilities	37,682	28,686
Total lease liabilities	$44,067	$34,527
Lease term and discount rate
Weighted average remaining lease term (in years)	6.5	5.6
Weighted average discount rate	6.68%	6.51%
The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Components of lease expense:
Operating lease expense	$2,110	$1,988
Variable lease expense	47	382
Short-term lease expense	167	102
Total lease expense	$2,324	$2,472
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$1,945	$1,884
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,400	$10
The following table summarizes the maturities of the Company's operating lease liabilities as of March 29, 2026:

2026 (excluding the thirteen weeks ended March 29, 2026)	$6,826
2027	9,189
2028	8,686
2029	7,786
2030	7,050
Thereafter	15,035
Total lease payments	54,572
Less imputed interest	(10,505)
Present value of lease liabilities	$44,067

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
On February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between July 21, 2021 and February 6, 2023. On April 26, 2024, the lead plaintiff filed an amended complaint, adding Vinod Nimmagadda (the Company’s Executive Vice President of Corporate Development and New Ventures) as a defendant. The lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief. The Company filed a motion to dismiss on June 28, 2024. On January 7, 2025, the lead plaintiff filed a motion for leave to file a supplemented amended Complaint, which the court granted on March 20, 2025. The Company filed a motion to dismiss the supplemented amended Complaint on April 3, 2025, and on August 29, 2025, the court denied the motion to dismiss. The parties are currently conducting discovery.
On April 21, 2026, the parties reached an agreement in principle to resolve the matter, and on April 22, 2026, the parties filed a joint motion to stay all case deadlines for sixty days to negotiate and prepare a settlement agreement and settlement-related papers. The Court granted the motion on April 24, 2026.
The Company is currently working with the plaintiff to finalize the terms of the settlement, which remains subject to negotiation, execution of definitive documentation, and Court approval. Based on information currently available, the Company believes that its existing accruals appropriately reflect its estimated exposure related to this matter, including amounts associated with applicable insurance deductibles. The Company expects that a substantial portion of any settlement amount in excess of the applicable deductible will be covered by insurance. Accordingly, the Company does not expect the resolution of this matter to have a material incremental impact on its consolidated financial position or results of operations.
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

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Beginning balance	$1,991	$2,332
Accrued for current year warranty claims	1,759	1,709
Settlement of warranty claims	(1,942)	(1,714)
Ending balance	$1,808	$2,327
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
During the 13-week periods ended March 29, 2026 and March 30, 2025, the Company made matching contributions under the savings plans totaling $753 and $612, respectively.
17.  SEGMENTS
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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table presents selected financial information with respect to the Company’s single operating segment for the 13-week periods ended March 29, 2026 and March 30, 2025:

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Net sales	$147,330	$153,044
Cost of goods sold	86,594	88,956
Gross profit	60,736	64,088
Selling, general, and administrative	35,402	36,699
Research and development costs	3,996	4,093
Amortization of intangible assets	3,427	3,532

Restructuring costs	875	463
Other operating income	(472)	(42)
Total operating expense	43,228	44,745
Operating income	17,508	19,343
Change in fair value of warrant liability	(1,031)	(73)
Change in fair value of earn-out liability	(514)	(185)
Interest expense, net	9,917	15,708
Total non-operating expense	8,372	15,450
Income before income taxes	9,136	3,893
Income tax expense	1,879	1,076
Net income	$7,257	$2,817

18.  SUBSEQUENT EVENTS

On April 18, 2026, the Company completed the sale of its Arizona Desert Shocks ("ADS") business as part of its ongoing efforts to optimize its brand portfolio and focus on its core business operations. Total consideration received was approximately $3,600, consisting of $1,000 in cash and a $2,600 promissory note. The Company is continuing to evaluate the financial reporting implications of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires or indicates, references to “Holley,” “we,” “us,” “our”, and “the Company” in this section are to the business and operations of Holley Inc. and its subsidiaries. The following discussion and analysis should be read in conjunction with Holley’s condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause Holley’s actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein and under the caption, “Cautionary Note Regarding Forward-Looking Statements.”
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed above, under the caption, "Cautionary Note Regarding Forward-Looking Statements," in this Quarterly Report on Form 10-Q, under the caption, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 16, 2026, and in our subsequent filings with the SEC.
Business Environment
Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, disruption of the supply chain, and potential tariffs, as well as by geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in the Middle East, and the possible expansion of such conflicts). Our operations have been adversely impacted, and may continue to be adversely impacted, by inflationary pressures primarily related to transportation, labor and component costs. In response to the global supply chain volatility and inflationary impacts, we have attempted to minimize potential adverse impacts on our business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with our suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand, a shift in sales mix to lower-margin products, which is offset by our cost cutting and operating efficiency gains. Should the ongoing macroeconomic conditions not improve, or worsen, or if our attempts to mitigate the impact on our supply chain, operations and costs is not successful, our business, results of operations and financial condition may be adversely affected.
Impact of Tariffs and International Trade Policy on Our Operations
In February 2025, the United States government began to impose new tariffs on imports from certain countries and regions, including China, Canada, Mexico, and the European Union. In response, some foreign governments implemented retaliatory measures. These developments introduced new complexities to global supply chains. However, we believe Holley's business model and sourcing strategies have positioned us to manage these challenges effectively.
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
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Accordingly, as of March 29, 2026, the Company has not recorded any benefit related to potential refunds of IEEPA tariffs paid. Following the Supreme Court’s decision, the U.S. Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs may be imposed, modified, or suspended, and the impacts of such actions on our business. There also remains substantial uncertainty regarding how countries with which the U.S. has negotiated or is in the process of negotiating tariff trade deals will respond to any further tariff actions by the U.S. Administration. We continue to monitor and evaluate these developments in order to analyze their impact on our business and identify possible actions to minimize adverse effects. The extent and duration of these tariffs, as well as their broader impact on macroeconomic conditions and our business, remain uncertain and will depend on a variety of factors outside of our control. Nevertheless, we remain committed to optimizing our operations, managing costs and leveraging our diversified supply chain to minimize the impact of tariffs on our results of operations and financial condition.
Known or Anticipated Trends
As part of our strategic plan, we have launched a portfolio optimization initiative through which we expect to exit non-core, low profit businesses while reinvesting in targeted mergers and acquisitions that align with our strategic priorities. The first divestiture under this initiative, the sale of our Arizona Desert Shocks ("ADS") business, was completed on April 18, 2026, and we continue to evaluate additional divestiture and acquisition opportunities that meet our strategic and financial criteria. See Note 18, "Subsequent Events" in the Notes to the condensed consolidated financial statements included in this Quarterly Report for more details.
For a more complete discussion of the risks facing our business, including risks related to our ability to execute our business strategy and to successfully integrate acquisitions or achieve the expected benefits from divestitures, see "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Restructuring Costs
Restructuring costs include charges attributable to operational restructuring and integration activities, including professional and consulting services, termination related benefits, facilities relocation, and executive transition costs.
Interest Expense
Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of March 29, 2026, $529.4 million was outstanding under our Credit Agreement.
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

Results of Operations
13-Week Period Ended March 29, 2026 Compared With 13-Week Period Ended March 30, 2025
The table below presents Holley’s results of operations for the 13-week periods ended March 29, 2026 and March 30, 2025 (dollars in thousands):

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025	Change ($)	Change (%)
Net sales	$147,330	$153,044	$(5,714)	(3.7)%
Cost of goods sold	86,594	88,956	(2,362)	(2.7)%
Gross profit	60,736	64,088	(3,352)	(5.2)%
Selling, general, and administrative	35,402	36,699	(1,297)	(3.5)%
Research and development costs	3,996	4,093	(97)	(2.4)%
Amortization of intangible assets	3,427	3,532	(105)	(3.0)%
Restructuring costs	875	463	412	89.0%
Other operating expense	(472)	(42)	(430)	n/a
Operating income	17,508	19,343	(1,835)	(9.5)%
Change in fair value of warrant liability	(1,031)	(73)	(958)	n/a
Change in fair value of earn-out liability	(514)	(185)	(329)	n/a
Interest expense, net	9,917	15,708	(5,791)	(36.9)%
Income before income taxes	9,136	3,893	5,243	134.7%
Income tax expense	1,879	1,076	803	74.6%
Net income	7,257	2,817	4,440	157.6%
Foreign currency translation adjustment	$(956)	$(285)	(671)	235.5%
Total comprehensive income	$6,301	$2,532	$3,769	148.8%
Net Sales
Net sales for the 13-week period ended March 29, 2026 decreased $5.7 million, or 3.7%, to $147.3 million, as compared to $153.0 million for the 13-week period ended March 30, 2025. Lower sales volume resulted in a decrease of approximately $14.2 million, offset partially by improved price realization of approximately $8.1 million compared to the prior year period.
Cost of Goods Sold
Cost of goods sold for the 13-week period ended March 29, 2026 decreased $2.4 million, or 2.7%, to $86.6 million, as compared to $89.0 million for the 13-week period ended March 30, 2025. The decrease in cost of goods sold in the first quarter of 2026, a period in which product sales decreased 3.7%, was due to lower sales volume and improved operational initiatives across facility efficiencies.
Gross Profit and Gross Margin
Gross profit for the 13-week period ended March 29, 2026 decreased $3.4 million, or 5.2%, to $60.7 million, as compared to $64.1 million for the 13-week period ended March 30, 2025. Gross margin for the 13-week period ended March 29, 2026 was 41.2% as compared to a gross margin of 41.9% for the 13-week period ended March 30, 2025. Gross profit margin decreased slightly due to fixed cost deleverage on lower new sales volume partially offset by improvements in operating efficiency.

Selling, General and Administrative
Selling, general and administrative costs for the 13-week period ended March 29, 2026 decreased $1.3 million, or 3.5%, to $35.4 million, as compared to $36.7 million for the 13-week period ended March 30, 2025. Selling, general and administrative costs expressed as a percentage of sales remained the same at 24.0% for the 13-week period ended March 29, 2026 compared to 24.0% for the 13-week period ended March 30, 2025. The decrease in selling, general and administrative costs was due to greater efficiency on legal and marketing spend combined with lower outbound freight costs on reduced sales volume.
Research and Development Costs
Research and development costs for the 13-week period ended March 29, 2026 slightly decreased to $4.0 million as compared to $4.1 million for the 13-week period ended March 30, 2025, primarily due to a decrease in salaries.
Amortization and Impairment of Intangible Assets
Amortization of intangible assets was $3.4 million for the 13-week period ended March 29, 2026 compared to $3.5 million for the 13-week period ended March 30, 2025. Amortization decreased slightly due to tradenames with higher amortization expense in the prior year that became fully amortized.
Restructuring Costs
Restructuring costs for the 13-week period ended March 29, 2026 increased by $0.4 million to $0.9 million, as compared to $0.5 million for the 13-week period ended March 30, 2025, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of portfolio development optimization.
Operating Income
As a result of factors described above, operating income for the 13-week period ended March 29, 2026 decreased $1.8 million, or 9.5%, to $17.5 million, as compared to $19.3 million for the 13-week period ended March 30, 2025.
Change in Fair Value of Warrant Liability
For the 13-week periods ended March 29, 2026 and March 30, 2025, we recognized a gain of $1.0 million and a gain of $0.1 million, respectively. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.
Change in Fair Value of Earn-Out Liability
For the 13-week periods ended March 29, 2026 and March 30, 2025, we recognized a gain of $0.5 million and a gain of $0.2 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Interest Expense
Interest expense for the 13-week period ended March 29, 2026 decreased $5.8 million, or 36.9%, to $9.9 million, as compared to $15.7 million for the 13-week period ended March 30, 2025. The decrease was primarily attributable to changes in the fair value of the interest rate collar, which decreased interest expense by $1.0 million during the 13-week period ended March 29, 2026, compared to an increase to interest expense of $3.8 million the 13-week period ended March 30, 2025. Additionally, the interest expense decrease resulted from a decrease in our outstanding debt balance.

Income before Income Taxes
As a result of factors described above, we recognized $9.1 million of income before income taxes and $3.9 million of income before income taxes for the 13-week periods ended March 29, 2026 and March 30, 2025, respectively.
Income Tax Expense
Income tax expense for the 13-week period ended March 29, 2026 was $1.9 million, as compared to income tax expense of $1.1 million for the 13-week period ended March 30, 2025. Our effective tax rate for the 13-week period ended March 29, 2026 was 20.6%. The difference between the effective tax rate for the 13-week period ended March 29, 2026 and the federal statutory rate in 2026 was due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, the benefit from the foreign derived intangible income (FDII) deduction, federal research and development tax credits, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. The effective tax rate for the 13-week period ended March 30, 2025 was 27.6%. The difference between the effective tax rate for the 13-week period ended March 30, 2025 and the federal statutory rate in 2025 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, state taxes, and the impact of foreign taxes in higher rate jurisdictions.
Net Income and Total Comprehensive Loss
As a result of factors described above, we recognized net income of $7.3 million and net income of $2.8 million for the 13-week periods ended March 29, 2026 and March 30, 2025, respectively. Additionally, we recognized total comprehensive income of $6.3 million for the 13-week period ended March 29, 2026, as compared to total comprehensive income of $2.5 million for the 13-week period ended March 30, 2025. Comprehensive income includes the effect of foreign currency translation adjustments.
Non-GAAP Financial Measures
We present certain information with respect to EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow as supplemental measures of our operating performance and believe that such non-GAAP financial measures provide useful information to investors, because they exclude the impact of certain items that we do not consider indicative of our ongoing operating performance and we believe are useful in comparing our results of operations between periods. We believe that the presentation of such non-GAAP measures enhance the usefulness of our financial information by presenting measures that management uses internally to establish forecasts, budgets and operational goals to manage and monitor our business. We believe that these non-GAAP financial measures help to depict a more realistic representation of the performance of our underlying business, enabling us to evaluate and plan more effectively for the future.
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
The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the 13-week periods ended March 29, 2026 and March 30, 2025 (dollars in thousands):

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Net income	$7,257	$2,817
Adjustments:
Depreciation	2,524	2,299
Amortization of intangible assets	3,427	3,532
Interest expense, net	9,917	15,708
Income tax expense	1,879	1,076
EBITDA	25,004	25,432
Change in fair value of warrant liability	(1,031)	(73)
Change in fair value of earn-out liability	(514)	(185)
Equity-based compensation expense	1,731	1,495
Restructuring costs	875	463
Notable items	1,728	200
Other operating income	(472)	(42)
Adjusted EBITDA	$27,321	$27,290
Net sales	$147,330	$153,044
Net income margin	4.9%	1.8%
Adjusted EBITDA Margin	18.5%	17.8%
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
The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the 13-week periods ended March 29, 2026 and March 30, 2025 (dollars in thousands):

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Net Income	$7,257	$2,817
Special items:
Adjust for: Change in fair value of warrant liability	(1,031)	(73)
Adjust for: Change in fair value of earn-out liability	(514)	(185)
Adjusted Net Income	$5,712	$2,559

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Net income per diluted share	$0.06	$0.02
Special items:
Adjust for: Change in fair value of warrant liability	(0.01)	—
Adjusted Diluted EPS	$0.05	$0.02

Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities minus cash payments for capital expenditures, net of dispositions. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.
The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the 13-week periods ended March 29, 2026 and March 30, 2025 (dollars in thousands):

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Net cash used in operating activities	$(2,857)	$(7,850)
Capital expenditures	(3,471)	(2,980)
Free Cash Flow	$(6,328)	$(10,830)
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
On March 29, 2026, the Company had cash of $33.1 million and availability of $87.5 million under its $100.0 million senior secured revolving credit facility. As of March 29, 2026, the Company had $2.5 million in letters of credit and $10.0 million in borrowings outstanding under the revolving credit facility.
On March 18, 2026, the Company acquired HRX S.r.l., an Italian motorsports racewear brand, for a purchase price funded through a combination of borrowings under the Company's revolving credit facility and cash on hand. The acquisition impacted the Company's liquidity position as reflected in the March 29, 2026 cash and revolver balances noted above. The Company believes its existing cash balances, together with availability under its revolving credit facility, will be sufficient to fund its operating requirements, capital expenditures, and debt service obligations for the foreseeable future. See Note 2, "Acquisition" in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s acquisition of HRX.
The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $6.8 million, including short term leases, due during the remainder of fiscal year 2026. See Note 15, "Lease Commitments" in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.
See Note 7, "Debt" in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of March 29,

2026, based on the then current weighted average interest rate of 7.5%, expected interest payments associated with outstanding debt totaled approximately $30.7 million for the remainder of fiscal year 2026.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):
13-week period ended March 29, 2026 Compared With 13-week period ended March 30, 2025

	For the thirteen weeks ended
	March 29, 2026	March 30, 2025
Cash flows used in operating activities	$(2,857)	$(7,850)
Cash flows used in investing activities	(9,817)	(7,740)
Cash flows provided by (used in) financing activities	9,004	(2,370)
Effect of foreign currency rate fluctuations on cash	(495)	941
Net decrease in cash and cash equivalents	$(4,165)	$(17,019)
Operating Activities. Net cash used in operating activities for the 13-week period ended March 29, 2026 was $2.9 million compared to net cash used in operating activities of $7.9 million for the 13-week period ended March 30, 2025. Cash used in operating activities included, but not limited to, negative fluctuations in prepaids and other assets, accounts payable, and inventories of $13.4 million, $4.1 million, and $4.0 million, respectively. Partially offsetting the decrease were positive fluctuations from accounts receivable, accrued and other liabilities, and accrued interest of $14.8 million, $9.2 million, and $3.8 million, respectively.
Investing Activities. Net cash used in investing activities for the 13-week periods ended March 29, 2026 and March 30, 2025 was $9.8 million and $7.7 million, respectively, due to the cash payments related to the HRX acquisition in March 2026 and the acquisition of the perpetual license agreement with Cataclean in January 2025.
Financing Activities. Net cash provided by financing activities for the 13-week periods ended March 29, 2026 was $9.0 million, which primarily reflects borrowings under revolving credit agreement and deferred financing fees. The borrowings under revolving credit agreement during the 13-week periods ended March 29, 2026 totaled $10.0 million. Cash used in financing activities for the 13-week period ended March 30, 2025 was $2.4 million, which primarily reflects prepayments of principal of $1.8 million on the first lien term loan.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures. We evaluate our estimates, judgments and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting estimates, refer to the section entitled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 16, 2026. For further information see also Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements
For a discussion of Holley’s new or recently adopted accounting pronouncements, see Note 1, “Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies,” in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collars are intended to mitigate some of the effects of increases in interest rates. As of March 29, 2026, a total of $529.4 million of term loan were subject to variable interest rates, with a weighted average borrowing rate of 7.5%. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.4 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $5.4 million decrease to Holley’s annual interest expense.
Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of March 29, 2026, the majority of the Company’s cash and cash equivalents consisted of cash balances in an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250 thousand. Holley maintains deposits in certain accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.
Exchange Rate Sensitivity. As of March 29, 2026, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.
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
Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 29, 2026.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our executive management and effected by our board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on this assessment, our management has determined that our internal control over financial reporting was effective as of March 29, 2026.

Part II - Other Information
Item 1. Legal Proceedings
See Litigation in Note 16 “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference in this Item 1. Legal Proceedings.
Item 1A. Risk Factors
We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 16, 2026. Such risks, uncertainties and other factors may cause our actual results, performance, and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans
During the fiscal quarter ended March 29, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of March 11, 2021, by and among Empower Ltd., Empower Merger Sub I Inc., Empower Merger Sub II LLC and Holley Intermediate Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 12, 2021).

3.1	Certificate of Incorporation of the Company, dated July 16, 2021 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2021).
3.2	Amended and Restated By-Laws of the Company, dated August 8, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 9, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holley Inc.

/s/ Jesse Weaver
Jesse Weaver
Chief Financial Officer (Duly Authorized Officer)

May 6, 2026