Form 10-Q
period 2026-06-28
Holley Inc.
filed 2026-08-05
CIK 1822928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
There were 121,234,143 shares of Common Stock, excluding 707,113 treasury shares and including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of August 3, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires or indicates, references to "Holley," "the Company," "we," "our," and "us" are to Holley Inc. and its subsidiaries. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the Securities Act and Exchange Act, as well as protections afforded by other federal securities laws. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Forward-looking statements may be accompanied by words such as “believe,” “estimate,” “expect,” “project,” “forecast,” “may,” “will,” “should,” “seek,” “plan,” “scheduled,” “anticipate,” “intend” or similar expressions. These forward-looking statements are subject to various risks and uncertainties, many of which are outside our control. Therefore, you should not place undue reliance on such statements. Actual results could differ materially due to numerous factors, including, but not limited to, the Company’s ability to do any of the following:
•execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business and successfully exiting non-core, low profit businesses;
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
•anticipate, manage and mitigate, the impact of changing trade policies, including tariffs;
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
•maintain the Company’s New York Stock Exchange (“NYSE”) listing of its common stock (“Common Stock”);
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HOLLEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	As of
	June 28, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$69,020	$37,231
Accounts receivable, less allowance for credit losses of $2,086 and $1,856, respectively	64,158	57,895
Inventory	180,202	205,661
Prepaids and other current assets	17,231	15,374
Total current assets	330,611	316,161
Property, plant, and equipment, net	50,174	45,127
Goodwill	370,958	372,340
Other intangibles assets, net	369,753	396,910
Right-of-use assets	40,872	33,415
Total assets	$1,162,368	$1,163,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$55,972	$60,121
Accrued liabilities	40,553	48,316
Accrued interest	3,401	115
Current portion of long-term debt	8,207	6,571
Total current liabilities	108,133	115,123
Long-term debt, net of current portion	518,606	516,078
Warrant liability	444	2,024
Earn-out liability	273	2,045
Deferred taxes	47,362	46,540
Other noncurrent liabilities	37,812	33,218
Total liabilities	712,630	715,028
Commitments and contingencies (Refer to Note 17 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on June 28, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 120,847,506 and 119,670,987 shares issued on June 28, 2026 and December 31, 2025; and 120,140,393 and 119,670,987 shares outstanding on June 28, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	385,684	384,873
Treasury stock, at cost, 707,113 and zero shares held as of June 28, 2026 and December 31, 2025, respectively	(2,000)	—
Accumulated other comprehensive income (loss)	(2,705)	120
Retained earnings	68,747	63,920
Total stockholders' equity	449,738	448,925
Total liabilities and stockholders' equity	$1,162,368	$1,163,953
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$172,007	$166,661	$319,337	$319,705
Cost of goods sold	101,463	97,103	188,057	186,059
Gross profit	70,544	69,558	131,280	133,646
Selling, general, and administrative	40,427	32,954	75,829	69,653
Research and development costs	3,740	5,086	7,736	9,179
Amortization of intangible assets	3,416	3,350	6,844	6,882
Restructuring costs	840	355	1,715	818
Loss on sale of assets	28,259	—	28,224	—
Other operating (income) expense	(8,903)	299	(9,341)	257
Total operating expense	67,779	42,044	111,007	86,789
Operating income	2,765	27,514	20,273	46,857
Change in fair value of warrant liability	(548)	(7)	(1,579)	(80)
Change in fair value of earn-out liability	(1,258)	(219)	(1,772)	(404)
Interest expense, net	8,201	13,374	18,119	29,082
Total non-operating expense	6,395	13,148	14,768	28,598
Income (loss) before income taxes	(3,630)	14,366	5,505	18,259
Income tax (benefit) expense	(1,200)	3,503	679	4,579
Net income (loss)	$(2,430)	$10,863	$4,826	$13,680
Comprehensive income (loss):
Foreign currency translation adjustment	(1,869)	1,239	(2,825)	954
Total comprehensive income (loss)	$(4,299)	$12,102	$2,001	$14,634
Common Share Data:
Weighted average common shares outstanding - basic	120,284,587	119,162,895	120,049,592	119,005,954
Weighted average common shares outstanding - diluted	120,284,587	119,790,625	121,148,759	119,676,684
Basic net income (loss) per share	$(0.02)	$0.09	$0.04	$0.11
Diluted net income (loss) per share	$(0.02)	$0.09	$0.04	$0.11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings		Treasury Stock		Total
	Shares	Amount					Shares	Amount

Balance at December 31, 2024	118,748,697	$12	$377,557	$(1,162)	$44,745		—	$—	$421,152
Net income	—	—	—	—	2,817		—	—	2,817
Equity compensation	—	—	1,495	—	—		—	—	1,495
Foreign currency translation	—	—	—	(285)	—		—	—	(285)
Tax withholding related to vesting of restricted stock units	—	—	(594)	—	—		—	—	(594)
Issuance of shares for restricted stock units	333,960	—	—	—	—		—	—	—
Balance at March 30, 2025	119,082,657	$12	$378,458	$(1,447)	$47,562	$—	—	$—	$424,585
Net income	—	—	—	—	10,863		—	—	10,863
Equity compensation	—	—	1,408	—	—		—	—	1,408
Foreign currency translation	—	—	—	1,239	—		—	—	1,239
Tax withholding related to vesting of restricted stock units	—	—	(256)	—	—		—	—	(256)
Issuance of shares for restricted stock units	323,254	—	—	—	—		—	—	—
Balance at June 29, 2025	119,405,911	$12	$379,610	$(208)	$58,425	$—	—	$—	$437,839

Balance at December 31, 2025	119,670,987	$12	$384,873	$120	$63,920		—	$—	$448,925
Net income	—	—	—	—	7,257		—	—	7,257
Equity compensation	—	—	1,731	—	—		—	—	1,731
Foreign currency translation	—	—	—	(956)	—		—	—	(956)
Tax withholding related to vesting of restricted stock units	—	—	(996)	—	—		—	—	(996)
Issuance of shares for restricted stock units	298,674	—	—	—	—		—	—	—
Balance at March 29, 2026	119,969,661	$12	$385,608	$(836)	$71,177	$—	—	$—	$455,961
Net loss	—	—	—	—	(2,430)		—	—	(2,430)
Equity compensation	—	—	1,565	—	—		—	—	1,565
Foreign currency translation	—	—	—	(1,869)	—		—	—	(1,869)
Tax withholding related to vesting of restricted stock units	—	—	(1,489)	—	—		—	—	(1,489)
Issuance of shares for restricted stock units	877,845	—	—	—	—		—	—	—
Repurchase of common stock	—	—	—	—	—		(707,113)	(2,000)	(2,000)
Balance at June 28, 2026	120,847,506	$12	$385,684	$(2,705)	$68,747		(707,113)	$(2,000)	$449,738
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the twenty-six weeks ended
	June 28, 2026	June 29, 2025
OPERATING ACTIVITIES:
Net income	$4,826	$13,680
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,174	4,514
Amortization of intangible assets	6,844	6,882
Amortization of deferred loan costs	912	904
Amortization of right of use assets	3,138	2,642
Loss on sale of assets	28,224	—
Fair value adjustments to warrant liability	(1,579)	(80)
Fair value adjustments to earn-out liability	(1,772)	(404)
Fair value adjustments to interest rate collar	(2,899)	5,243
Equity compensation	3,296	2,903
Change in deferred taxes	146	(1,595)
Provision for inventory reserves	1,297	2,671
Provision for credit losses	540	169
Change in operating assets and liabilities:
Accounts receivable	(2,737)	(14,865)
Inventories	13,913	9,152
Prepaids and other assets	(11,969)	4,044
Accounts payable	(5,988)	(359)
Accrued interest	3,288	—
Accrued and other liabilities	(400)	(2,864)
Net cash provided by operating activities	44,254	32,637
INVESTING ACTIVITIES:
Capital expenditures	(9,640)	(7,808)
Acquisition of license agreement	(3,570)	(13,090)
Business acquisition, net of cash acquired	(2,776)	—
Proceeds from the disposal of assets	9,957	—
Net cash used in investing activities	(6,029)	(20,898)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,643)	(3,608)
Payments from stock-based award activities	(2,486)	(850)
Treasury stock purchase, at cost	(2,000)	—
Net cash used in financing activities	(6,129)	(4,458)
Effect of foreign currency rate fluctuations on cash	(307)	474
Net change in cash and cash equivalents	31,789	7,755
Cash and cash equivalents:
Beginning of period	37,231	56,087
End of period	$69,020	$63,842
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,432	$19,525
Cash paid for income taxes	$407	$4,894
Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable	$1,702	$1,612
Purchase price of license agreement included in accrued liabilities	$—	$10,710
Deferred purchase consideration for business acquisition included in debt	$2,114	$—
Deferred purchase consideration for business acquisition included in accrued liabilities	$351	$—
Deferred consideration receivable for sale of ADS included in accounts receivable, net	$2,646	$—
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
The Company designs, manufactures and distributes performance automotive products to customers primarily in the United States, Canada, and Europe. The Company is a leading manufacturer of a diversified line of performance automotive products, including carburetors, fuel pumps, fuel injection systems, nitrous oxide injection systems, superchargers, exhaust headers, mufflers, distributors, ignition components, engine tuners, helmets, racing suits and seats, harnesses and automotive performance plumbing products. The Company is also a leading manufacturer of exhaust products as well as shifters, converters, transmission kits, transmissions, tuners and automotive software. The Company’s products are designed to enhance street, off-road, recreational and competitive vehicle performance through increased horsepower, torque and drivability. The Company has locations in the United States, Canada, Italy, and China.
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
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. During the 26-week period ended June 28, 2026, we received approximately $11,057 as a refund on such tariffs, of which $1,719 was recorded as a reduction of inventory, $8,863 was recorded as other income, and $475 was recorded as interest income.
Following the Supreme Court's ruling, the U.S. government then imposed additional, non-IEEPA global Section 122 tariffs. Any trade disputes or further changes in tax or trade policy, including the imposition of additional tariffs or duties on imported products or changes in tariff levels, between the U.S. and countries from which we source goods directly or indirectly through vendors could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply from vendors in other countries. The Company continues to monitor international trade developments, including potential changes in tariff rates and the possibility of new exemptions or retaliatory actions, in order to analyze their impact on the business. The Company additionally continues to evaluate and implement additional strategies to

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
further minimize the impact of tariffs on its operations. If current tariff levels are sustained or increased, there remains a risk that our profitability, cash flows, and financial estimates could be negatively affected.
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
The Company operates on a fiscal year that ends on December 31. The three- and six-month periods ended June 28, 2026 and June 29, 2025 each included 13 weeks and 26 weeks, respectively.
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
2.    ACQUISITION AND DIVESTITURES
HRX ACQUISITION
On March 18, 2026, the Company acquired HRX S.r.l. (“HRX”), an Italian motorsports racewear brand serving drivers and teams across karting and competitive racing categories. The acquisition adds complementary racewear capabilities to Holley’s Safety & Racing portfolio and expands the Company’s presence in European motorsports. The transaction was accounted for as a business combination. Accordingly, the purchase price has been allocated based upon the fair value of the assets acquired and liabilities assumed. Goodwill arising from the acquisition is primarily due to HRX's strong market position. The goodwill and intangibles generated as a result of this acquisition are deductible for income tax purposes. The purchase price was funded from cash on hand and a combination of borrowings under the Company's revolving credit facility.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The initial accounting for this business combination is incomplete for certain assets, liabilities and equity. Accordingly, the purchase price allocation is preliminary and subject to change as the Company completes its valuation analyses and working capital adjustments, including deferred cash payments, contingent consideration, and the valuation of acquired inventory, intangible assets, property, plant and equipment, and certain leases. Any adjustments to the preliminary purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date.
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
DIVESTITURES
On April 17, 2026, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Arizona Desert Shocks brand ("ADS"), including the intellectual property, inventory on hand related to the brand and other certain assets. The Company received total consideration of $3,646, consisting of $1,000 received in the 13-week period ended June 28, 2026, and a promissory note of $2,646. The Company recognized a net loss of $3,342, which was reported as a loss on sale of assets in the condensed consolidated statements of comprehensive (loss) income.
On May 7, 2026, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Speartech brand, including the intellectual property, inventory on hand related to the brand and other certain assets. The Company received total consideration of $1,250 received in the 13-week period ended June 28, 2026. The Company recognized a net loss of $1,486, which was reported as a loss on sale of assets in the condensed consolidated statements of comprehensive (loss) income.
On June 22, 2026, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Drake Classic, Scott Drake, Drake Muscle Cars, Drake Automotive Group, Drake Auto Group, and Brothers Trucks brands (the "Drake Brands"), including the intellectual property, inventory on hand related to the Drake Brands and other certain assets. The Company received total consideration of $7,500 received in the 13-week period ended June 28, 2026. The Company recognized a net loss of $23,486, which was reported as a loss on sale of assets in the condensed consolidated statements of comprehensive (loss) income.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The divestitures are intended to allow the Company to better focus and utilize its resources on its core brands and other opportunities which the Company believes better align with its long-term strategies. The divested brands did not represent a strategic shift that has a major effect on the Company's operations and financial results, and, as such, they were not presented as discontinued operations.
3.    INVENTORY
Inventories of the Company consisted of the following:

	As of
	June 28, 2026	December 31, 2025
Raw materials	$53,872	$56,351
Work-in-process	16,463	18,202
Finished goods	109,867	131,108
	$180,202	$205,661
4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment of the Company consisted of the following:

	As of
	June 28, 2026	December 31, 2025
Land	$1,080	$1,080
Buildings and improvements	13,974	13,704
Machinery and equipment	77,269	74,126
Construction in process	15,499	9,473
Total property, plant and equipment	107,822	98,383
Less: accumulated depreciation	57,648	53,256
Property, plant and equipment, net	$50,174	$45,127
The Company’s long-lived assets by geographic location are as follows:

	As of
	June 28, 2026	December 31, 2025
United States	$47,148	$42,705
International	3,026	2,422
Total property, plant and equipment, net	$50,174	$45,127

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following presents changes to goodwill for the periods indicated:

Goodwill, net as of June 29, 2025	$372,340
Goodwill, net as of December 31, 2025	372,340
Goodwill acquired	2,685
Goodwill disposed	(4,067)
Goodwill, net as of June 28, 2026	$370,958
Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. The Company acquired $2,685 of goodwill related to the HRX acquisition during the 13-week period ended March 29, 2026. Refer to Note 2, "Acquisition and Divestitures," for additional information.
The Company disposed of $4,067 of goodwill during the 13-week and 26-week periods ended June 28, 2026 related to the three divestitures that occurred during the period, compared to no disposals of goodwill during the 13-week and 26-week periods ended June 29, 2025. Refer to Note 2 "Acquisition and Divestitures," for additional information. Potential changes in the Company's costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.
On January 1, 2025, the Company, entered into an agreement with Cataclean Global Limited ("Cataclean") to purchase a perpetual exclusive license in North America for developing, manufacturing, marketing, distributing, using and selling existing Cataclean products as well as future product formulations in all sales channels in North America for a total purchase price of $23,800. The Cataclean perpetual license agreement of $23,800 is included in other intangible assets, net in the condensed consolidated balance sheets. As of June 28, 2026, the Company has fully paid the Cataclean purchase price, and no amounts related to the agreement remain included in accrued liabilities in the condensed consolidated balance sheets.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
Intangible assets consisted of the following:

	June 28, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$252,410	$(79,197)	$173,213
Tradenames	14,920	(7,381)	7,539
Technology	28,651	(17,929)	10,722
Total finite-lived intangible assets	$295,981	$(104,507)	$191,474

Indefinite-lived intangible assets:
Tradenames	$154,479	—	$154,479
License agreement	23,800	—	23,800
Total indefinite-lived intangible assets	$178,279	—	$178,279

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,390	$(78,564)	$190,826
Tradenames	13,775	(7,019)	6,756
Technology	27,559	(17,291)	10,268
Total finite-lived intangible assets	$310,724	$(102,874)	$207,850

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260
License agreement	23,800	—	23,800
Total indefinite-lived intangible assets	$189,060	—	$189,060
The following outlines the estimated amortization expense related to finite-lived intangible assets held as of June 28, 2026:

2026 (excluding the twenty-six weeks ended June 28, 2026)	$6,457
2027	12,908
2028	12,908
2029	12,908
2030	12,867
Thereafter	133,426
Total	$191,474

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
6.    ACCRUED LIABILITIES
Accrued liabilities of the Company consisted of the following:

	As of
	June 28, 2026	December 31, 2025
Accrued freight	$3,736	$3,722
Accrued employee compensation and benefits	12,921	15,638
Accrued returns, allowances, and warranties	8,877	12,488
Accrued taxes	2,176	1,649
Current portion of operating lease liabilities	6,527	5,841
Cataclean license accrual	—	3,570
Accrued other	6,316	5,408
Total accrued liabilities	$40,553	$48,316
7.    DEBT
Debt of the Company consisted of the following:

	As of
	June 28, 2026	December 31, 2025
First lien term loan due November 17, 2028	$527,719	$529,362
Revolving credit facility	—	—
Other	5,023	—
Financing lease	88	195
Less unamortized debt issuance costs	(6,017)	(6,908)
	526,813	522,649
Less current portion of long-term debt	(8,207)	(6,571)
	$518,606	$516,078
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
The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,509 in outstanding letters of credit on June 28, 2026.
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
As of June 28, 2026, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On June 28, 2026, the weighted average interest rate on the Company's borrowings under the credit facility was 7.5%. As of June 28, 2026, the Company had no borrowings outstanding on its revolving credit facility.
The Company has entered into interest rate collars in the notional amounts of $500,000 and $400,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. During 26-week period ended June 28, 2026, the $500,000 notional collar expired. As of June 28, 2026, the Company had one interest rate collar remaining with a notional amount of $400,000. Refer to Note 9, "Derivative Instruments," for additional information.
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
In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increases the Total Leverage Ratio applicable under the Credit Agreement as of the quarter ending June 30, 2024 to initially 7.25:1.00, and provides for modified step-down levels for such covenant thereafter through the fiscal quarter ending June 30, 2024 (the “Covenant Relief Period”). As a condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $2,106 of deferred financing fees related to these amendments. As of June 28, 2026, the required Total Leverage Ratio was 5.00:1.00.
Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.
On December 4, 2024, the Company entered into an amendment to its Credit Agreement that extends the revolver maturity date to November 18, 2029, which date may occur earlier if the maturity date of the existing term loan is not extended, and reduces the revolving credit facility from $125,000 to $100,000. The amendment permits our Total Leverage Ratio for the benefit of the revolving credit lenders to be tested only for fiscal quarters in which there are outstanding revolving credit loans on the last day of such fiscal quarter. On June 28, 2026, the Company was in compliance with all financial covenants.
On March 18, 2026, the Company assumed approximately $2,200 of existing third-party debt obligations related to the HRX acquisition. Additionally, pursuant to the terms of the sale and purchase agreement, the Company is obligated to make deferred purchase price payments totaling approximately $2,100. Both the assumed debt and deferred payment obligations are classified as long-term on the condensed consolidated

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
balance sheet as of June 28, 2026. Refer to Note 2, "Acquisition and Divestitures," for additional information.
Future maturities of long-term debt and amortization of debt issuance costs of the first lien term loan as of June 28, 2026 are as follows:

	Debt	Debt Issuance Costs
2026 (excluding the twenty-six weeks ended June 28, 2026)	$4,929	$1,412
2027	6,571	2,303
2028	516,219	2,303
	$527,719	$6,017
8.    COMMON STOCK WARRANTS AND EARN-OUT LIABILITY
The Company consummated a business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger dated March 11, 2021 (the “Merger Agreement”), by and among Empower Ltd., (“Empower”), Empower Merger Sub I Inc., Empower Merger Sub II LLC, and Holley Intermediate Holdings, Inc. (“Holley Intermediate”) on July 16, 2021, (the “Closing” and such date, the “Closing Date”). Upon the Closing, there were 14,666,644 Warrants, consisting of 9,999,977 public warrants ("Public Warrants") and 4,666,667 private warrants ("Private Warrants" and together with the Public Warrants, the “Warrants”), outstanding to purchase shares of Common Stock that were issued by Empower prior to the Business Combination. Each Warrant entitled the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustments, provided that the Company had an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them was available and such shares were registered, qualified or exempt from registration under the securities laws of the state of residence of the holder. The Warrants were exercisable only for a whole number of shares of Common Stock. The Warrants expired on July 16, 2026, in accordance with their terms. None of the Warrants were exercised.
The Company’s Warrants are accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the condensed consolidated balance sheets. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. As of June 28, 2026 and December 31, 2025, a warrant liability with a fair value of $444 and $2,024, respectively, was reflected in the condensed consolidated balance sheets. A decrease of $548 and $7 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week period ended June 28, 2026 and June 29, 2025, respectively. A decrease of $1,579 and $80 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 26-week period ended June 28, 2026 and June 29, 2025, respectively.
Additionally, the Sponsor received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the condensed consolidated balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of June 28, 2026 and December 31, 2025, an earn-out liability with a fair value of $273 and $2,045, respectively, was reflected as a long-term liability in the condensed consolidated balance sheets. A decrease of $1,258 and $219 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
condensed consolidated statements of comprehensive income for the 13-week periods ended June 28, 2026 and June 29, 2025, respectively. A decrease of $1,772 and $404 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 26-week period ended June 28, 2026 and June 29, 2025, respectively.
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
As of June 28, 2026, the Company recognized a derivative liability of $600 for the Collar in other noncurrent liabilities on the condensed consolidated balance sheets. The Company recorded a net change in the fair value of the Collar as a decrease of $1,871 and an increase of $1,431 to interest expense for the 13-week periods ended June 28, 2026 and June 29, 2025, respectively. The Company recorded a net change in the fair value of the Collar as a decrease of $2,899 and an increase of $5,243 to interest expense for 26-week period ended June 28, 2026 and June 29, 2025, respectively.
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
10.  FAIR VALUE MEASUREMENTS
The Company’s financial liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on June 28, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$301	$—	$—	$301
Warrant liability (Private)	—	—	143	143
Earn-out liability	—	—	273	273
Interest rate collar liability	—	600	—	600
Total fair value liabilities	$301	$600	$416	$1,317

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
As of June 28, 2026, the Company's derivative liabilities for its Private and Public Warrants, earn-out liability, and derivative liability for its Collar are measured at fair value on a recurring basis (see Note 8, “Common Stock Warrants and Earn-Out Liability,” and Note 9, "Derivative Instruments," for more details). The fair values of the Private Warrants and earn-out liability are determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent liabilities on the condensed consolidated balance sheets, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity (Level 2). The fair value of the Public Warrants is determined using publicly traded prices (Level 1). Changes in the fair value of the derivative liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the Collar are recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the derivative liabilities related to Warrants, the earn-out liability, and the Collar are recognized in net cash provided by operating activities on the condensed consolidated statements of cash flows.
The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	June 28, 2026	December 31, 2025
Valuation date price	$2.53	$4.13
Strike price	$11.50	$11.50
Remaining life (in years)	0.05	0.54
Expected dividend	$—	$—
Risk-free interest rate	3.63%	3.52%
Price threshold	$18.00	$18.00

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	June 28, 2026	December 31, 2025
Valuation date price	$2.53	$4.13
Expected term (in years)	2.05	2.54
Expected volatility	64.87%	78.79%
Risk-free interest rate	3.99%	3.45%
Price hurdle	$15.00	$15.00
As of June 28, 2026 and December 31, 2025, the Company has accounts receivable, accounts payable, and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company.
The reconciliation of changes in Level 3 liabilities during the 26-week periods ended June 28, 2026 and June 29, 2025 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2024	$265	$1,148	$1,413
Gains included in earnings	(23)	(404)	(427)
Balance at June 29, 2025	$242	$744	$986

Balance at December 31, 2025	$655	$2,045	$2,700
Gains included in earnings	(512)	(1,772)	(2,284)
Balance at June 28, 2026	$143	$273	$416
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
The Company’s payment terms with customers are customary and vary by customer and geography but typically range from 30 to 365 days. The Company elected the practical expedient to disregard the possible

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
existence of a significant financing component related to payment on contracts, as the Company expects that customers will pay for the products within one year. The Company has evaluated the terms of our arrangements and determined that they do not contain significant financing components. Additionally, as all contracts with customers have an expected duration of one year or less, the Company has elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period. The Company provides limited warranties on most of its products against certain manufacturing and other defects. Provisions for estimated expenses related to product warranty are made at the time products are sold. Refer to Note 17, “Commitments and Contingencies,” for more information.
The following table summarizes total revenue by division category during the 13-week periods and 26-week periods ended June 28, 2026 and June 29, 2025.

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
American Performance	$99,929	$101,412	$186,934	$193,254
Euro & Import	8,437	12,208	15,283	23,163
Truck & Off-Road	39,871	35,017	72,145	66,246
Safety & Racing	23,770	18,024	44,975	37,042
Net sales	$172,007	$166,661	$319,337	$319,705
The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
United States	$162,661	$162,414	$304,309	$309,905
Italy	9,346	4,247	15,028	9,800
Net sales	$172,007	$166,661	$319,337	$319,705
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

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Income tax (benefit) expense	$(1,200)	$3,503	$679	$4,579
Effective tax rate	33.1%	24.4%	12.3%	25.1%

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
For the 13-week period ended June 28, 2026, the Company's effective tax rate of 33.1% differed from the 21.0% federal statutory tax rate primarily due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, the benefit from the foreign derived intangible income ("FDII") deduction, federal research and development tax credits, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. For the 13-week period ended June 29, 2025, the Company’s effective tax rate of 24.4% differed from the 21.0% federal statutory rate primarily due to federal research and development tax credits, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share based compensation recognized during the period.
For the 26-week period ended June 28, 2026, the Company's effective tax rate of 12.3% differed from the 21.0% federal statutory tax rate primarily due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, the benefit from the FDII deduction, federal research and development tax credits, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. For the 26-week period ended June 29, 2025, the Company’s effective tax rate of 25.1% differed from the 21.0% federal statutory rate primarily due to federal research and development tax credits, the impact of foreign taxes in higher tax rate jurisdictions and excess tax deficiencies from share based compensation recognized during the period.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the consolidated financial statements for the 13-week and 26-week periods ended June 28, 2026. Key provisions that impact the Company include the restoration of 100% bonus depreciation, restoration of immediate expensing for domestic research and development costs, and reversion to an EBITDA-based limitation for business interest expense deductions under Section 163(j) of the Internal Revenue Code.
13.  EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Numerator:
Net income (loss)	$(2,430)	$10,863	$4,826	$13,680
Denominator:
Weighted average common shares outstanding - basic	120,284,587	119,162,895	120,049,592	119,005,954
Dilutive effect of potential common shares from RSUs	—	346,941	910,509	462,500
Dilutive effect of potential common shares from PSUs	—	280,789	188,658	208,230
Weighted average common shares outstanding - diluted	120,284,587	119,790,625	121,148,759	119,676,684
Earnings per share:
Basic	$(0.02)	$0.09	$0.04	$0.11
Diluted	$(0.02)	$0.09	$0.04	$0.11

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

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	14,633,311	14,633,311	14,633,311	14,633,311
Stock options	355,715	437,268	355,715	437,268
Restricted stock units	1,129,254	2,058,769	218,745	2,058,769
Performance stock units	2,293,111	2,264,503	2,104,453	2,264,503
Unvested earn-out shares	1,093,750	1,093,750	1,093,750	1,093,750
Total anti-dilutive shares	19,505,141	20,487,601	18,405,974	20,487,601
14.  EQUITY-BASED COMPENSATION PLANS
In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. On May 1, 2026, the stockholders of the Company approved an amendment to the 2021 Plan to increase the number of authorized shares of Common Stock reserved for delivery under the Plan by 5,000,000 shares of Common Stock, thereby increasing the shares of Common Stock reserved under the amended plan to 13,850,000. On May 6, 2026, the Company filed a registration statement on Form S-8 to register an additional 5,000,000 shares of Common Stock issuable under the 2021 Plan. As of June 28, 2026, 5,932,562 shares of Common Stock remained available for future issuance under the 2021 Plan.
Equity-based compensation expense included the following components:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Restricted stock units	$1,222	$1,017	$2,512	$1,976
Performance stock units	343	386	784	878
Stock options	—	5	—	49
All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.
Restricted Stock Awards
RSUs and PSUs are collectively referred to as "Restricted Stock Awards". The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment or board services, as applicable. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On June 28,

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
2026, there was $9,612 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 1.8 years.
The weighted-average grant-date fair value of Restricted Stock Awards granted during the 26-week periods ended June 28, 2026 and June 29, 2025, was $3.06 and $2.57, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock during the 26-week periods ended June 28, 2026 and June 29, 2025, was $4,470 and $1,084, respectively.
The following table summarizes Restricted Stock Awards for the 26-week period ended June 28, 2026:

	Unvested Restricted Stock Awards
	Number of RSAs	Weighted Average Grant Date Fair Value
Balance on December 31, 2025	6,385,354	$2.91
Granted	2,068,935	3.06
Vested	(1,580,709)	2.61
Forfeited	(683,086)	3.11
Balance on June 28, 2026	6,190,494	$3.01
Performance-based Restricted Stock Units
The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 13, 2026 and May 1, 2026, the Company granted 379,211 and 273,532 PSUs, respectively, under the 2021 Plan to employees with a grant date fair values of $3.01 and $3.10, respectively. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.
Stock Options
Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of June 28, 2026, all stock options were vested and there was no additional compensation cost to recognize.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes stock option activity for the 26-week period ended June 28, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Options outstanding on December 31, 2025	437,268	$10.99
Forfeited	-	-
Expired	(82,418)	-
Options outstanding on June 28, 2026	354,850	$11.00	5.33
Options exercisable on June 28, 2026	354,850	$11.00	5.33
15.  SHARE REPURCHASE PROGRAM
On May 26, 2026, the Company announced that its Board of Directors authorized a share repurchase program providing for the purchase by the Company in the aggregate of up to $25.0 million of the Company's outstanding Common Stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by privately negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock prices, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may modify, suspend or terminate the repurchase plan at any time without notice. As of June 28, 2026, the Company has approximately $23.0 million remaining under the share repurchase plan.
The following table summarizes selected share repurchase program information for the periods indicated:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Shares repurchased	707,113	—	707,113	—
Share repurchase cost	$2,000	$—	$2,000	$—
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

	As of
	June 28, 2026	December 31, 2025
Assets:
Operating right of use assets	$40,872	$33,415
Liabilities:
Current operating lease liabilities - Accrued liabilities	6,527	5,841
Long-term operating lease liabilities - Other noncurrent liabilities	36,164	28,686
Total lease liabilities	$42,691	$34,527
Lease term and discount rate
Weighted average remaining lease term (in years)	6.3	5.6
Weighted average discount rate	6.68%	6.51%
The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Components of lease expense:
Operating lease expense	$1,925	$1,876	$4,035	$3,864
Variable lease expense	55	62	102	444
Short-term lease expense	149	186	316	288
Total lease expense	$2,129	$2,124	$4,453	$4,596
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$2,263	$1,897	$4,208	$3,781
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,115	10,400	1,125
Decapitalization of right-of-use assets upon lease termination or modification	—	31	—	31

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes the maturities of the Company's operating lease liabilities as of June 28, 2026:

2026 (excluding the twenty-six weeks ended June 28, 2026)	$4,563
2027	9,189
2028	8,686
2029	7,786
2030	7,050
Thereafter	15,035
Total lease payments	52,309
Less imputed interest	(9,618)
Present value of lease liabilities	$42,691
17.  COMMITMENTS AND CONTINGENCIES
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
On April 21, 2026, the parties reached an agreement in principle to resolve the matter, and on April 22, 2026, the parties filed a joint motion to stay all case deadlines for sixty days to negotiate and prepare a settlement agreement and settlement-related papers. The Court granted the motion on April 24, 2026. To allow additional time to negotiate definitive settlement documentation, the Court subsequently granted motions to further extend all case deadlines until July 10, 2026 and July 17, 2026. The lead plaintiff filed for

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
preliminary approval of the settlement on July 17, 2026. The settlement received preliminary Court approval on August 3, 2026.
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

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Beginning balance	$1,808	$2,327	$1,991	$2,332
Accrued for current year warranty claims	2,577	2,451	4,336	4,160
Settlement of warranty claims	(2,148)	(2,244)	(4,090)	(3,958)
Ending balance	$2,237	$2,534	$2,237	$2,534
Employee Savings Plans
The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code that covers United States-based employees. United States-based eligible employees may contribute up to the current statutory limits under the Internal Revenue Service regulations. Holley matches employee contributions to the 401(k) Plan up to 3.5% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance targets. The Company also has a defined-contribution savings plan for Canada-based employees. Canada-based eligible employees may contribute up to the current statutory limits for a Registered Retirement Savings Plan. Holley matches employee contributions to the Group Savings Plan up to 3.0% each pay period, and an additional discretionary match of up to 1.5% is made based on company performance targets.
During the 13-week periods ended June 28, 2026 and June 29, 2025, the Company made matching contributions under the savings plans totaling $794 and $478, respectively. During the 26-week periods ended June 28, 2026 and June 29, 2025, the Company made matching contributions under the savings plan totaling $1,547 and $1,090, respectively.
18.  SEGMENTS
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
The following table presents selected financial information with respect to the Company’s single operating segment for the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025:

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net sales	$172,007	$166,661	$319,337	$319,705
Cost of goods sold	101,463	97,103	188,057	186,059
Gross profit	70,544	69,558	131,280	133,646
Selling, general, and administrative	40,427	32,954	75,829	69,653
Research and development costs	3,740	5,086	7,736	9,179
Amortization of intangible assets	3,416	3,350	6,844	6,882
Loss on sale of assets	28,259	—	28,224	—
Restructuring costs	840	355	1,715	818
Other operating (income) expense	(8,903)	299	(9,341)	257
Total operating expense	67,779	42,044	111,007	86,789
Operating income	2,765	27,514	20,273	46,857
Change in fair value of warrant liability	(548)	(7)	(1,579)	(80)
Change in fair value of earn-out liability	(1,258)	(219)	(1,772)	(404)
Interest expense, net	8,201	13,374	18,119	29,082
Total non-operating expense	6,395	13,148	14,768	28,598
Income (loss) before income taxes	(3,630)	14,366	5,505	18,259
Income tax (benefit) expense	(1,200)	3,503	679	4,579
Net income (loss)	$(2,430)	$10,863	$4,826	$13,680

19.  SUBSEQUENT EVENTS

On July 13, 2026, the Company repaid $15.0 million on the outstanding principal of its first lien term loan facility.

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
Business Environment
Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, disruption of the supply chain, and tariffs, as well as by geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in the Middle East, and the possible expansion of such conflicts). Our operations have been adversely impacted, and may continue to be adversely impacted, by inflationary pressures primarily related to transportation, labor and component costs. In response to the global supply chain volatility and inflationary impacts, we have attempted to minimize potential adverse impacts on our business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with our suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand and a shift in sales mix to lower-margin products, which is offset by our cost cutting and operating efficiency gains. Should the ongoing macroeconomic conditions not improve, or worsen, or if our attempts to mitigate the impact on our supply chain, operations and costs is not successful, our business, results of operations and financial condition may be adversely affected.
Impact of Tariffs and International Trade Policy on Our Operations
The United States government has increased tariffs on certain goods imported from certain countries and regions, including China, Canada, Mexico, and the European Union. In response, some foreign governments implemented retaliatory measures. These developments introduced new complexities to global supply chains. As discussed in our quarterly report on Form 10-Q for the quarter ended March 29, 2026, we believe Holley's business model and sourcing strategies have positioned us to manage these challenges effectively and we have proactively developed and implemented plans to mitigate their impact.
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). During the 26-week period ended June 28, 2026, we received approximately $11,057 as a refund on such tariffs, of which $1,719 was recorded as a reduction of inventory, $8,863 was recorded as other income and $475 was recorded as interest income. We continue to monitor and evaluate these developments in order to analyze their impact on our business and identify possible actions to minimize adverse effects. The ultimate availability, timing and amount of any other potential refunds on such tariffs, and the extent and duration of these tariffs, as well as their broader impact on macroeconomic conditions and our business, remain uncertain and will depend on a variety of factors outside of our control. Nevertheless, we remain committed to optimizing our operations, managing costs and leveraging our diversified supply chain to minimize the impact of tariffs on our results of operations and financial condition.
Known or Anticipated Trends
As part of our strategic plan, we have launched a portfolio rebalance initiative through which we expect to exit non-core, low profit businesses while reinvesting in targeted mergers and acquisitions that align with our strategic priorities. During the 26-week period ended June 28, 2026, we sold three brands, ADS, Speartech, and Drake Brands, comprised of Drake Classic, Scott Drake, Drake Muscle Cars, Drake Automotive Group, Drake Auto Group, and Brothers Trucks brands. We continue to evaluate additional divestiture and acquisition opportunities that meet our strategic and financial criteria. See Note 2, "Acquisition and Divestitures" in the Notes to the condensed consolidated financial statements included in this Quarterly Report for more details.
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
Selling, General, and Administrative
Selling, general, and administrative costs consist of payroll and related personnel expenses, IT and office services, office rent expense and professional services. In addition, self-insurance, advertising, outgoing shipping costs, pre-production and start-up costs are also included within selling, general, and administrative. We have incurred additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

Research and Development Costs
Research and development costs consist of payroll and related personnel, IT and office services and professional services related to research and development of new products and enhancements of current products.
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
Loss on Sale of Assets
Loss on sale of assets relates to the loss incurred related to the sales of ADS, Speartech, and Drake Brands.
Interest Expense
Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of June 28, 2026, $527.7 million was outstanding under our Credit Agreement.
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

Results of Operations
13-Week Period Ended June 28, 2026 Compared With 13-Week Period Ended June 29, 2025
The table below presents Holley’s results of operations for the 13-week periods ended June 28, 2026 and June 29, 2025 (dollars in thousands):

	For the thirteen weeks ended
	June 28, 2026	June 29, 2025	Change ($)	Change (%)
Net sales	$172,007	$166,661	$5,346	3.2%
Cost of goods sold	101,463	97,103	4,360	4.5%
Gross profit	70,544	69,558	986	1.4%
Selling, general, and administrative	40,427	32,954	7,473	22.7%
Research and development costs	3,740	5,086	(1,346)	(26.5)%
Amortization of intangible assets	3,416	3,350	66	2.0%
Restructuring costs	840	355	485	136.7%
Loss on sale of assets	28,259	—	28,259	n/a
Other operating (income) expense	(8,903)	299	(9,202)	n/a
Operating income	2,765	27,514	(24,749)	(89.9)%
Change in fair value of warrant liability	(548)	(7)	(541)	n/a
Change in fair value of earn-out liability	(1,258)	(219)	(1,039)	n/a
Interest expense, net	8,201	13,374	(5,173)	(38.7)%
Income (loss) before income taxes	(3,630)	14,366	(17,996)	(125.3)%
Income tax (benefit) expense	(1,200)	3,503	(4,703)	(134.3)%
Net income (loss)	(2,430)	10,863	(13,293)	(122.4)%
Foreign currency translation adjustment	$(1,869)	$1,239	(3,108)	(250.9)%
Total comprehensive income (loss)	$(4,299)	$12,102	$(16,401)	(135.5)%
Net Sales
Net sales for the 13-week period ended June 28, 2026 increased $5.3 million, or 3.2%, to $172.0 million, as compared to $166.7 million for the 13-week period ended June 29, 2025. The increase was primarily driven by $4.7 million of incremental net sales from the HRX acquisition and improved price realization of approximately $10.0 million, partially offset by lower sales volume of approximately $9.4 million compared to the prior year period.
Cost of Goods Sold
Cost of goods sold for the 13-week period ended June 28, 2026 increased $4.4 million, or 4.5%, to $101.5 million, as compared to $97.1 million for the 13-week period ended June 29, 2025. The increase in cost of goods sold in the second quarter of 2026, a period in which product sales increased 3.2%, was driven by higher tariff-related costs, additional costs associated with the recent HRX acquisition, and a one-time adjustment related to the prior-year capitalization of tariff costs.
Gross Profit and Gross Margin
Gross profit for the 13-week period ended June 28, 2026 increased $1.0 million, or 1.4%, to $70.5 million, as compared to $69.6 million for the 13-week period ended June 29, 2025. Gross margin for the 13-week period ended June 28, 2026 was 41.0% as compared to a gross margin of 41.7% for the 13-week period ended June 29, 2025. Gross profit margin decreased due to higher tariff-related costs, a one-time adjustment related to the prior-year capitalization of tariff costs, and fixed cost deleverage on lower net sales volume, partially offset by pricing actions and improvements in operating efficiency.
Selling, General and Administrative
Selling, general and administrative costs for the 13-week period ended June 28, 2026 increased $7.4 million, or 22.7%, to $40.4 million, as compared to $33.0 million for the 13-week period ended June 29, 2025. Selling, general and administrative costs expressed as a percentage of sales increased to 23.5% for the 13-week period ended June 28, 2026 compared to 19.8% for the 13-week period ended June 29, 2025. The increase in selling, general and administrative costs was due to increased legal fees related to the securities class action and increased insurance expenses, salaries and wages, and consulting fees related to our ongoing portfolio rebalancing initiative.
Research and Development Costs
Research and development costs for the 13-week period ended June 28, 2026 decreased to $3.7 million as compared to $5.1 million for the 13-week period ended June 29, 2025, primarily due to a decrease in salaries and consulting fees.
Amortization of Intangible Assets
Amortization of intangible assets remained steady at $3.4 million for the 13-week period ended June 28, 2026 and June 29, 2025.
Restructuring Costs
Restructuring costs for the 13-week period ended June 28, 2026 increased by $0.4 million to $0.8 million, as compared to $0.4 million for the 13-week period ended June 29, 2025, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of our portfolio rebalance initiative.
Loss on Sale of Assets
During the 13-week period ended June 28, 2026, the Company recognized a loss on the sale of assets of $28.3 million related to the sales of the ADS, Speartech, and Drake Brands.
Operating Income
As a result of factors described above, operating income for the 13-week period ended June 28, 2026 decreased $24.7 million, or 89.9%, to $2.8 million, as compared to $27.5 million for the 13-week period ended June 29, 2025.
Change in Fair Value of Warrant Liability
For the 13-week periods ended June 28, 2026 and June 29, 2025, we recognized a gain of $0.5 million and a gain of less than $0.1 million, respectively. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.
Change in Fair Value of Earn-Out Liability
For the 13-week periods ended June 28, 2026 and June 29, 2025, we recognized a gain of $1.3 million and a gain of $0.2 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Interest Expense
Interest expense for the 13-week period ended June 28, 2026 decreased $5.2 million, or 38.7%, to $8.2 million, as compared to $13.4 million for the 13-week period ended June 29, 2025. The decrease was primarily attributable to changes in the fair value of the interest rate collar, which decreased interest expense by $1.9 million during the 13-week period ended June 28, 2026, compared to an increase to interest expense of $1.4 million the 13-week period ended June 29, 2025. Additionally, the interest expense decrease resulted from a decrease in our outstanding debt balance.
Income (Loss) before Income Taxes
As a result of factors described above, we recognized $3.6 million of loss before income taxes and $14.4 million of income before income taxes for the 13-week periods ended June 28, 2026 and June 29, 2025, respectively.
Income Tax (Benefit) Expense
Income tax benefit for the 13-week period ended June 28, 2026 was $1.2 million, as compared to income tax expense of $3.5 million for the 13-week period ended June 29, 2025. Our effective tax rate for the 13-week period ended June 28, 2026 was 33.1%. The difference between the effective tax rate for the 13-week period ended June 28, 2026 and the federal statutory rate in 2026 was due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, the benefit from the foreign derived intangible income (FDII) deduction, federal research and development tax credits, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. The effective tax rate for the 13-week period ended June 29, 2025 was 24.4%. The difference between the effective tax rate for the 13-week period ended June 29, 2025 and the federal statutory rate in 2025 was due to federal research and development tax credits, the impact of foreign taxes in higher rate jurisdictions, and excess tax deficiencies from share based compensation recognized during the period.
Net Income (Loss) and Total Comprehensive (Loss) Income
As a result of factors described above, we recognized net loss of $2.4 million and net income of $10.9 million for the 13-week periods ended June 28, 2026 and June 29, 2025, respectively. Additionally, we recognized total comprehensive loss of $4.3 million for the 13-week period ended June 28, 2026, as compared to total comprehensive income of $12.1 million for the 13-week period ended June 29, 2025. Comprehensive income and loss includes the effect of foreign currency translation adjustments.

Results of Operations
26-Week Period Ended June 28, 2026 Compared With 26-Week Period Ended June 29, 2025
The table below presents Holley’s results of operations for the 26-week periods ended June 28, 2026 and June 29, 2025 (dollars in thousands):

	For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	Change ($)	Change (%)
Net sales	$319,337	$319,705	$(368)	(0.1)%
Cost of goods sold	188,057	186,059	1,998	1.1%
Gross profit	131,280	133,646	(2,366)	(1.8)%
Selling, general, and administrative	75,829	69,653	6,176	8.9%
Research and development costs	7,736	9,179	(1,443)	(15.7)%
Amortization of intangible assets	6,844	6,882	(38)	(0.6)%
Restructuring costs	1,715	818	897	109.7%
Loss on sale of assets	28,224	—	28,224	n/a
Other operating (income) expense	(9,341)	257	(9,598)	(3734.7)%
Operating income	20,273	46,857	(26,584)	(56.7)%
Change in fair value of warrant liability	(1,579)	(80)	(1,499)	n/a
Change in fair value of earn-out liability	(1,772)	(404)	(1,368)	n/a
Interest expense, net	18,119	29,082	(10,963)	(37.7)%
Income before income taxes	5,505	18,259	(12,754)	(69.8)%
Income tax expense	679	4,579	(3,900)	(85.2)%
Net income	4,826	13,680	(8,854)	(64.7)%
Foreign currency translation adjustment	$(2,825)	$954	(3,779)	(396.2)%
Total comprehensive income	$2,001	$14,634	$(12,633)	(86.3)%
Net Sales
Net sales for the 26-week period ended June 28, 2026 decreased $0.4 million, or 0.1%, to $319.3 million, as compared to $319.7 million for the 26-week period ended June 29, 2025. Lower sales volume resulted in a decrease of approximately $18.6 million, offset partially by HRX acquisition net sales and improved price realization totalling approximately $18.2 million compared to the prior year period.
Cost of Goods Sold
Cost of goods sold for the 26-week period ended June 28, 2026 increased $2.0 million, or 1.1%, to $188.1 million, as compared to $186.1 million for the 26-week period ended June 29, 2025. The increase in cost of goods sold in 2026, a period in which product sales decreased 0.1%, was primarily due to additional costs associated with the recent HRX acquisition and a one-time adjustment related to the prior-year capitalization of tariff costs.
Gross Profit and Gross Margin
Gross profit for the 26-week period ended June 28, 2026 decreased $2.3 million, or 1.8%, to $131.3 million, as compared to $133.6 million for the 26-week period ended June 29, 2025. Gross margin for the 26-week period ended June 28, 2026 was 41.1% as compared to a gross margin of 41.8% for the 26-week period ended June 29, 2025. Gross profit margin decreased slightly due to fixed cost deleverage on lower new sales volume, partially offset by pricing actions and improvements in operating efficiency.

Selling, General and Administrative
Selling, general and administrative costs for the 26-week period ended June 28, 2026 increased $6.1 million, or 8.9%, to $75.8 million, as compared to $69.7 million for the 26-week period ended June 29, 2025. Selling, general and administrative costs expressed as a percentage of sales increased to 23.7% for the 26-week period ended June 28, 2026 compared to 21.8% for the 26-week period ended June 29, 2025. The increase in selling, general and administrative costs was mainly driven by increases in salaries and equity compensation, related to an increase in administrative costs due to our recent acquisition and portfolio rebalance initiative, and an increase to insurance costs, related to the timing of renewal.
Research and Development Costs
Research and development costs for the 26-week period ended June 28, 2026 decreased to $7.7 million as compared to $9.2 million for the 26-week period ended June 29, 2025, primarily due to a decrease in salaries and consulting fees.
Amortization and Impairment of Intangible Assets
Amortization of intangible assets was $6.8 million for the 26-week period ended June 28, 2026 compared to $6.9 million for the 26-week period ended June 29, 2025.
Restructuring Costs
Restructuring costs for the 26-week period ended June 28, 2026 increased by $0.9 million to $1.7 million, as compared to $0.8 million for the 26-week period ended June 29, 2025, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of portfolio rebalancing.
Loss on Sale of Assets
During the 26-week period ended June 28, 2026, the Company recognized a loss on the sale of assets of $28.3 million related to the sales of the ADS, Speartech, and Drake Brands.
Operating Income
As a result of factors described above, operating income for the 26-week period ended June 28, 2026 decreased $26.6 million, or 56.7%, to $20.3 million, as compared to $46.9 million for the 26-week period ended June 29, 2025.
Change in Fair Value of Warrant Liability
For the 26-week periods ended June 28, 2026 and June 29, 2025, we recognized a gain of $1.6 million and a gain of $0.1 million, respectively. The warrant liability reflects the fair value of the Warrants issued in connection with the Business Combination.
Change in Fair Value of Earn-Out Liability
For the 26-week periods ended June 28, 2026 and June 29, 2025, we recognized a gain of $1.8 million and a gain of $0.4 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Interest Expense
Interest expense for the 26-week period ended June 28, 2026 decreased $11.0 million, or 37.7%, to $18.1 million, as compared to $29.1 million for the 26-week period ended June 29, 2025. The decrease was primarily attributable to lower interest expense on outstanding debt due to a decrease in our debt balance as well as the favorable impact of the interest rate collar, which resulted in recognized interest income of $2.9 million and interest expense of $5.2 million related to the interest rate collar for 26-week periods ended June 28, 2026 and June 29, 2025, respectively.

Income before Income Taxes
As a result of factors described above, we recognized $5.5 million and $18.3 million of income before income taxes for the 26-week periods ended June 28, 2026 and June 29, 2025, respectively.
Income Tax Expense
Income tax expense for the 26-week period ended June 28, 2026 was $0.7 million, as compared to income tax expense of $4.6 million for the 26-week period ended June 29, 2025. Our effective tax rate for the 26-week period ended June 28, 2026 was 12.3%. The difference between the effective tax rate for the 26-week period ended June 28, 2026 and the federal statutory rate was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, state taxes, the impact of foreign taxes in higher tax rate jurisdictions. The effective tax rate for the 26-week period ended June 29, 2025 was 25.1%. The difference between the effective tax rate and the federal statutory rate in 2025 was due to federal research and development tax credits, the impact of foreign taxes in higher tax rate jurisdictions and excess tax deficiencies from share based compensation recognized during the period.
Net Income and Total Comprehensive Income
As a result of factors described above, we recognized net income of $4.8 million and $13.7 million for the 26-week periods ended June 28, 2026 and June 29, 2025, respectively. Additionally, we recognized total comprehensive income of $2.0 million for the 26-week period ended June 28, 2026, as compared to total comprehensive income of $14.6 million for the 26-week period ended June 29, 2025. Comprehensive income includes the effect of foreign currency translation adjustments.
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
Adjusted EBITDA
We define EBITDA as earnings before depreciation, amortization of intangible assets, interest expense, and income tax expense. We define Adjusted EBITDA as EBITDA adjusted to exclude, to the extent applicable, acquisition and restructuring costs, which includes operational restructuring and integration activities, termination related benefits, facilities relocation, and executive transition costs; changes in the fair value of the warrant liability; changes in the fair value of the earn-out liability; equity-based compensation expense; notable items that we do not believe are reflective of our underlying operating performance, including litigation settlements, transformative consulting fees and certain costs incurred for advisory services related to identifying performance initiatives; and other expenses or gains, which includes gains or losses from disposal of fixed assets, franchise taxes, and gains or losses from foreign currency transactions. In addition, beginning with the quarter ended June 28, 2026, the Company has excluded from Adjusted EBITDA any tariff refund income received in the quarter, as the refunds are non-recurring in nature for tariff costs incurred in the past and are not reflective of the Company's ongoing performance, such refunds are included in other operating income. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss)	$(2,430)	$10,863	$4,826	$13,680
Adjustments:
Depreciation	2,650	2,215	5,174	4,514
Amortization of intangible assets	3,417	3,350	6,844	6,882
Interest expense, net	8,201	13,374	18,119	29,082
Income tax (benefit) expense	(1,200)	3,503	679	4,579
EBITDA	10,638	33,305	35,642	58,737
Change in fair value of warrant liability	(548)	(7)	(1,579)	(80)
Change in fair value of earn-out liability	(1,258)	(219)	(1,772)	(404)
Loss on sale of assets	28,259	—	28,224	—
Equity-based compensation expense	1,565	1,408	3,296	2,903
Restructuring costs	840	355	1,715	818
Notable items	3,161	1,287	4,889	1,484
Other operating (income) expense	(8,903)	299	(9,341)	257
Adjusted EBITDA	$33,754	$36,428	$61,074	$63,715
Net sales	$172,007	$166,661	$319,337	$319,705
Net income (loss) margin	(1.4%)	6.5%	1.5%	4.3%
Adjusted EBITDA Margin	19.6%	21.9%	19.1%	19.9%
Adjusted Net Income and Adjusted Diluted EPS
We define Adjusted Net Income as earnings excluding the effect of changes in the fair value of the warrant liability, changes in the fair value of the earn-out liability, impairment of goodwill and indefinite-lived intangible assets, loss on sale of assets, and gain or loss on the early extinguishment of debt. We define Adjusted Diluted EPS as Adjusted Net Income on a per share basis. Management uses these measures to focus on on-going operations and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results. We believe that using this information, along with net income and net income per diluted share, provides for a more complete analysis of the results of operations.

The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss)	$(2,430)	$10,863	$4,826	$13,680
Special items:
Adjust for: Change in fair value of warrant liability	(548)	(7)	(1,579)	(80)
Adjust for: Change in fair value of earn-out liability	(1,258)	(219)	(1,772)	(404)
Adjust for: Loss on sale of assets	28,259	—	28,224	—
Adjusted Net Income	$24,023	$10,637	$29,699	$13,196

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss) per diluted share	$(0.02)	$0.09	$0.04	$0.11
Special items:
Adjust for: Change in fair value of warrant liability	—	—	(0.01)	—
Adjust for: Change in fair value of earn-out liability	(0.01)	—	(0.01)	—
Adjust for: Loss on sales of assets	0.23	—	0.23	—
Adjusted Diluted EPS	$0.20	$0.09	$0.25	$0.11

Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities minus cash payments for capital expenditures, net of dispositions. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.
The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025 (dollars in thousands):

	For the thirteen weeks ended		For the twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net cash provided by operating activities	$47,111	$40,487	$44,254	$32,637
Capital expenditures	(6,169)	(4,828)	(9,640)	(7,808)
Free Cash Flow	$40,942	$35,659	$34,614	$24,829
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
On June 28, 2026, the Company had cash of $69.0 million and availability of $97.5 million under its $100.0 million senior secured revolving credit facility. As of June 28, 2026, the Company had $2.5 million in letters of credit outstanding under the revolving credit facility. On July 13, 2026, the Company repaid $15.0 million on the outstanding principal of its first lien term loan facility.
On March 18, 2026, the Company acquired HRX S.r.l., an Italian motorsports racewear brand, for a purchase price funded through a combination of borrowings under the Company's revolving credit facility and cash on hand. The acquisition impacted the Company's liquidity position as reflected in the June 28, 2026 cash and revolver balances noted above. The Company believes its existing cash balances, together with availability under its revolving credit facility, will be sufficient to fund its operating requirements, capital expenditures, and debt service obligations for the foreseeable future. See Note 2, "Acquisition and Divestitures" in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s acquisition of HRX.
The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $4.6 million, including short term leases, due during the remainder of fiscal year 2026. See Note 16, "Lease Commitments" in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.
See Note 7, "Debt" in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of June 28, 2026, based on the then current weighted average interest rate of 7.5%, expected interest payments associated with outstanding debt totaled approximately $20.4 million for the remainder of fiscal year 2026.
See Note 15, "Share Repurchase Program" in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail of our share repurchase program. As of June 28, 2026, we had approximately $23.0 million remaining under the share repurchase program. The share repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time.
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
Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):
26-week period ended June 28, 2026 Compared With 26-week period ended June 29, 2025

	For the twenty-six weeks ended
	June 28, 2026	June 29, 2025
Cash flows provided by operating activities	$44,254	$32,637
Cash flows used in investing activities	(6,029)	(20,898)
Cash flows used in financing activities	(6,129)	(4,458)
Effect of foreign currency rate fluctuations on cash	(307)	474
Net change in cash and cash equivalents	$31,789	$7,755

Operating Activities. Net cash provided by operating activities for the 26-week period ended June 28, 2026 was $44.3 million compared to net cash provided by operating activities of $32.6 million for the 26-week period ended June 29, 2025. Cash provided by operating activities included, but not limited to, positive fluctuations from accounts receivable, inventory, accrued and other liabilities, and accrued interest of $12.1 million, $4.8 million, $2.5 million, and $3.3 million, respectively. Partially offsetting the increase were negative fluctuations in prepaids and other assets and accounts payable of $16.0 million and $5.6 million, respectively.
Investing Activities. Net cash used in investing activities for the 26-week periods ended June 28, 2026 and June 29, 2025 was $6.0 million and $20.9 million, respectively, primarily due to the cash payments related to the HRX acquisition in March 2026, the acquisition of the perpetual license agreement with Cataclean in January 2025, and other capital expenditures.
Financing Activities. Net cash used in financing activities for the 26-week periods ended June 28, 2026 was $6.1 million, which primarily reflects $1.6 million of principal payments on long-term debt, $2.5 million of stock-based award activities and $2.0 million of treasury stock purchases. Cash used in financing activities for the 26-week period ended June 29, 2025 was $4.5 million, which primarily reflects prepayments of principal of $3.6 million on the first lien term loan.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collars are intended to mitigate some of the effects of increases in interest rates. As of June 28, 2026, a total of $527.7 million of term loan were subject to variable interest rates, with a weighted average borrowing rate of 7.5%. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.3 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $5.3 million decrease to Holley’s annual interest expense.
Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of June 28, 2026, the majority of the Company’s cash and cash equivalents consisted of cash balances in an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250 thousand. Holley maintains deposits in certain accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.
Exchange Rate Sensitivity. As of June 28, 2026, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.
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
Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 28, 2026.
Management’s Report on Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended June 28, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
See Litigation in Note 17 “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated by reference in this Item 1. Legal Proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
Shares of Common Stock repurchased by the Company during the 13-week period ended June 28, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plan
May 26, 2026 to June 28, 2026	707,113	$2.83	707,113	$23,000
On May 26, 2026 the Company announced that its Board of Directors approved a share repurchase program authorizing the purchase by the Company in the aggregate of up to $25.0 million of the Company's outstanding Common Stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by privately negotiated transactions, at the Company's discretion. The amount and timing of repurchases are based on a variety of factors, including stock prices, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may modify, suspend or terminate the repurchase plan at any time without notice.
As of June 28, 2026, the Company has approximately $23.0 million remaining under the share repurchase plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans
During the fiscal quarter ended June 28, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
10.1
First Amendment to Holley Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 20, 2026 (File No. 001-39599)).

10.2
Separation Agreement and General Release, dated April 7, 2026, by and between Holley Inc. and Carly Kennedy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 7, 2026).

10.3
Employment Agreement, dated April 27, 2026, by and between Holley Inc. and Sarah Apple (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 15, 2026).

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

August 5, 2026