Form 10-Q
period 2026-09-27
Holley Inc.
filed 2026-11-05
CIK 1822928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
There were 121,647,086 shares of Common Stock, excluding 707,113 treasury shares and including 1,093,750 restricted earn-out shares, par value $0.0001 per share, issued and outstanding as of November 3, 2026.

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
•anticipate and manage through disruptions and higher costs in manufacturing, supply chain, logistical operations, labor costs and shortages, and shortages of certain company products in distribution channels;
•anticipate and manage through supply shortages of key component parts used in our products and the need to shift the mix of products offered in response thereto;
•acquire or invest in other companies to complement our organic growth, which may not be successful and may divert financial and management resources;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HOLLEY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	As of
	September 27, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$49,889	$37,231
Accounts receivable, less allowance for credit losses of $1,728 and $1,856, respectively	55,943	57,895
Inventory	181,596	205,661
Prepaids and other current assets	17,370	15,374
Total current assets	304,798	316,161
Property, plant, and equipment, net	51,800	45,127
Goodwill	370,958	372,340
Other intangibles assets, net	366,598	396,910
Right-of-use assets	38,887	33,415
Other noncurrent assets	1,924	—
Total assets	$1,134,965	$1,163,953
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$45,073	$60,121
Accrued liabilities	43,241	48,316
Accrued interest	3,772	115
Current portion of long-term debt	8,207	6,571
Total current liabilities	100,293	115,123
Long-term debt, net of current portion	492,718	516,078
Warrant liability	—	2,024
Earn-out liability	229	2,045
Deferred taxes	47,730	46,540
Other noncurrent liabilities	35,131	33,218
Total liabilities	676,101	715,028
Commitments and contingencies (Refer to Note 17 - Commitments and Contingencies)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding on September 27, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 550,000,000 shares authorized, 121,250,739 and 119,670,987 shares issued on September 27, 2026 and December 31, 2025; and 120,553,336 and 119,670,987 shares outstanding on September 27, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	386,739	384,873
Treasury stock, at cost, 707,113 and zero shares held as of September 27, 2026 and December 31, 2025, respectively	(2,000)	—
Accumulated other comprehensive income (loss)	(2,457)	120
Retained earnings	76,570	63,920
Total stockholders' equity	458,864	448,925
Total liabilities and stockholders' equity	$1,134,965	$1,163,953
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$141,558	$138,373	$460,895	$458,078
Cost of goods sold	79,308	78,534	267,365	264,593
Gross profit	62,250	59,839	193,530	193,485
Selling, general, and administrative	32,850	33,466	108,679	103,119
Research and development costs	3,592	4,715	11,328	13,894
Amortization of intangible assets	3,182	3,456	10,026	10,338
Restructuring costs	2,807	1,360	4,522	2,178
Loss on sale of assets	335	—	28,559	—
Other operating (income) expense	(86)	975	(9,427)	1,232
Total operating expense	42,680	43,972	153,687	130,761
Operating income	19,570	15,867	39,843	62,724
Change in fair value of warrant liability	(444)	3,019	(2,024)	2,939
Change in fair value of earn-out liability	(44)	1,126	(1,816)	722
Interest expense, net	9,610	11,259	27,729	40,341
Total non-operating expense	9,122	15,404	23,889	44,002
Income before income taxes	10,448	463	15,954	18,722
Income tax expense	2,625	1,269	3,304	5,848
Net income (loss)	$7,823	$(806)	$12,650	$12,874
Comprehensive income (loss):
Foreign currency translation adjustment	248	382	(2,577)	1,336
Total comprehensive income (loss)	$8,071	$(424)	$10,073	$14,210
Common Share Data:
Weighted average common shares outstanding - basic	120,329,310	119,405,911	120,143,868	119,140,257
Weighted average common shares outstanding - diluted	120,877,293	119,405,911	121,344,233	119,810,987
Basic net income (loss) per share	$0.07	$(0.01)	$0.11	$0.11
Diluted net income (loss) per share	$0.06	$(0.01)	$0.10	$0.11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data) (unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	118,748,697	$12	$377,557	$(1,162)	$44,745	—	$—	$421,152
Net income	—	—	—	—	2,817	—	—	2,817
Equity compensation	—	—	1,495	—	—	—	—	1,495
Foreign currency translation	—	—	—	(285)	—	—	—	(285)
Tax withholding related to vesting of restricted stock units	—	—	(594)	—	—	—	—	(594)
Issuance of shares for restricted stock units	333,960	—	—	—	—	—	—	—
Balance at March 30, 2025	119,082,657	$12	$378,458	$(1,447)	$47,562	—	$—	$424,585
Net income	—	—	—	—	10,863	—	—	10,863
Equity compensation	—	—	1,408	—	—	—	—	1,408
Foreign currency translation	—	—	—	1,239	—	—	—	1,239
Tax withholding related to vesting of restricted stock units	—	—	(256)	—	—	—	—	(256)
Issuance of shares for restricted stock units	323,254	—	—	—	—	—	—	—
Balance at June 29, 2025	119,405,911	$12	$379,610	$(208)	$58,425	—	$—	$437,839
Net loss	—	—	—	—	(806)	—	—	(806)
Equity compensation	—	—	2,322	—	—	—	—	2,322
Foreign currency translation	—	—	—	382	—	—	—	382
Balance at September 28, 2025	119,405,911	$12	$381,932	$174	$57,619	—	$—	$439,737

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	119,670,987	$12	$384,873	$120	$63,920	—	$—	$448,925
Net income	—	—	—	—	7,257	—	—	7,257
Equity compensation	—	—	1,731	—	—	—	—	1,731
Foreign currency translation	—	—	—	(956)	—	—	—	(956)
Tax withholding related to vesting of restricted stock units	—	—	(996)	—	—	—	—	(996)
Issuance of shares for restricted stock units	298,674	—	—	—	—	—	—	—
Balance at March 29, 2026	119,969,661	$12	$385,608	$(836)	$71,177	—	$—	$455,961
Net loss	—	—	—	—	(2,430)	—	$—	(2,430)
Equity compensation	—	—	1,565	—	—	—	—	1,565
Foreign currency translation	—	—	—	(1,869)	—	—	—	(1,869)
Tax withholding related to vesting of restricted stock units	—	—	(1,489)	—	—	—	—	(1,489)
Issuance of shares for restricted stock units	877,845	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(707,113)	(2,000)	(2,000)
Balance at June 28, 2026	120,847,506	$12	$385,684	$(2,705)	$68,747	(707,113)	$(2,000)	$449,738
Net income	—	—	—	—	7,823	—	—	7,823
Equity compensation	—	—	1,631	—	—	—	—	1,631
Foreign currency translation	—	—	—	248	—	—	—	248
Tax withholding related to vesting of restricted stock units	—	—	(576)	—	—	—	—	(576)
Issuance of shares for restricted stock units	403,233	—	—	—	—	—	—	—
Balance at September 27, 2026	121,250,739	$12	$386,739	$(2,457)	$76,570	(707,113)	$(2,000)	$458,864
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025
OPERATING ACTIVITIES:
Net income	$12,650	$12,874
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,750	7,183
Amortization of intangible assets	10,026	10,338
Amortization of deferred loan costs	1,624	1,336
Amortization of right of use assets	4,776	3,990
Loss on sale of assets	28,559	—
Fair value adjustments to warrant liability	(2,024)	2,939
Fair value adjustments to earn-out liability	(1,816)	722
Fair value adjustments to interest rate collar	(5,422)	4,271
Equity compensation	4,927	5,225
Change in deferred taxes	513	6,215
Provision for inventory reserves	3,190	10
Provision for credit losses	585	261
Change in operating assets and liabilities:
Accounts receivable	5,545	(13,602)
Inventories	10,535	(2,958)
Prepaids and other assets	(11,681)	(8,133)
Accounts payable	(15,516)	6,406
Accrued interest	3,657	4,316
Accrued and other liabilities	464	(1,326)
Net cash from operating activities	58,342	40,067
INVESTING ACTIVITIES:
Capital expenditures	(14,934)	(9,953)
Acquisition of license agreement	(3,570)	(16,660)
Business acquisition, net of cash acquired	(2,776)	—
Proceeds from disposal of business and other assets	9,961	205
Net cash used in investing activities	(11,319)	(26,408)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(28,286)	(18,625)
Payments from stock-based award activities	(3,061)	(850)
Principal payments on finance lease	(285)	—
Treasury stock purchase, at cost	(2,000)	—
Net cash used in financing activities	(33,632)	(19,475)
Effect of foreign currency rate fluctuations on cash	(733)	452
Net change in cash and cash equivalents	12,658	(5,364)
Cash and cash equivalents:
Beginning of period	37,231	56,087
End of period	$49,889	$50,723
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,140	$35,691
Cash (received) paid for income taxes	$(657)	$8,325
Supplemental non-cash investing activity:
Property and equipment additions included in accounts payable	$1,353	$692
Purchase price of license agreement included in accrued liabilities	$—	$7,140
Deferred purchase consideration for business acquisition included in debt	$2,114	$—
Deferred purchase consideration for business acquisition included in accrued liabilities	$351	$—
Deferred consideration receivable for sale of ADS included in accounts receivable, net	$2,646	$—
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
1.    DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Holley Inc., a Delaware corporation headquartered in Nashville, Tennessee, conducts operations through its wholly owned subsidiaries. These operating subsidiaries are comprised of Holley Performance Products Inc., Hot Rod Brands, Inc., Simpson Safety Solutions, Inc., B&M Racing and Performance Products, Inc., and Speedshop.com, Inc. When used in these notes, the terms the “Company” or “Holley” mean Holley Inc. and all entities included in its consolidated financial statements.
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
Trade policy developments, including tariff actions implemented during 2025 and 2026, continue to create uncertainty and complexity in the global trade environment. In response, the Company has implemented a range of initiatives to mitigate the impact of tariffs, including conducting harmonized tariff code audits to ensure accurate classification and compliance, diversifying supplier locations outside of China, reshoring products to North America, and exploring direct shipping from suppliers to international customers to reduce tariff exposure on goods entering the U.S.
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. During the 39-week period ended September 27, 2026, we received approximately $11,057 as a refund on such tariffs, of which $1,719 was recorded as a reduction of inventory, $8,863 was recorded as other income, and $475 was recorded as interest income.
Following the Supreme Court's ruling, the U.S. government imposed additional, non-IEEPA global Section 122 tariffs and Section 338 tariffs on certain Canadian goods. Any trade disputes or further changes in tax or trade policy, including the imposition of additional tariffs or duties on imported products or changes in tariff levels, between the U.S. and countries from which we source goods directly or indirectly through vendors could require us to take certain actions, including raising prices on products we sell and seeking alternative sources of supply from vendors in other countries. The Company continues to monitor international trade developments, including potential changes in tariff rates and the possibility of new exemptions or retaliatory actions, in order to analyze their impact on the business. The Company additionally continues to evaluate and implement additional strategies to further minimize the impact of

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
tariffs on its operations. If current tariff levels are sustained or increased, there remains a risk that our profitability, cash flows, and financial estimates could be negatively affected.
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
The Company operates on a fiscal year that ends on December 31. The three- and nine-month periods ended September 27, 2026 and September 28, 2025 each included 13 weeks and 39 weeks, respectively.
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
In November 2024, the FASB issued ASU 2024‑03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires expanded disaggregation of certain operating expense captions. ASU 2025‑01 later clarified the effective dates for this ASU. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025‑07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share‑Based Noncash Consideration from a Customer in a Revenue Contract, which refines scope exceptions and clarifies treatment of certain noncash consideration. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. The Company will continue to evaluate the impact of this guidance on its consolidated financial statements.
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
DIVESTITURES
On April 17, 2026, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Arizona Desert Shocks brand ("ADS"), including the intellectual property, inventory on hand related to the brand and other certain assets. The Company received total consideration of $3,646, consisting of $1,000 in the 39-week period ended September 27, 2026, and a promissory note of $2,646. The Company recognized a net loss of $3,342, which was reported as a loss on sale of assets in the condensed consolidated statements of comprehensive (loss) income.
On May 7, 2026, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Speartech brand, including the intellectual property, inventory on hand related to the brand and other certain assets. The Company received total consideration of $1,250 in the 39-week period ended September 27, 2026. The Company recognized a net loss of $1,486, which was reported as a loss on sale of assets in the condensed consolidated statements of comprehensive (loss) income.
On June 22, 2026, the Company entered into an agreement with a buyer, pursuant to which the Company divested the Drake Classic, Scott Drake, Drake Muscle Cars, Drake Automotive Group, Drake Auto Group, and Brothers Trucks brands (the "Drake Brands"), including the intellectual property, inventory on hand related to the Drake Brands and other certain assets. The Company received total consideration of $7,500 received in the 39-week period ended September 27, 2026. The Company recognized a net loss of $23,821, which was reported as a loss on sale of assets in the condensed consolidated statements of comprehensive (loss) income.

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
3.    INVENTORY
Inventories of the Company consisted of the following:

	As of
	September 27, 2026	December 31, 2025
Raw materials	$52,168	$56,351
Work-in-process	16,133	18,202
Finished goods	113,295	131,108
	$181,596	$205,661
4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment of the Company consisted of the following:

	As of
	September 27, 2026	December 31, 2025
Land	$1,080	$1,080
Buildings and improvements	14,405	13,704
Machinery and equipment	77,271	74,126
Construction in process	17,833	9,473
Total property, plant and equipment	110,589	98,383
Less: accumulated depreciation	58,789	53,256
Property, plant and equipment, net	$51,800	$45,127
The Company’s long-lived assets by geographic location are as follows:

	As of
	September 27, 2026	December 31, 2025
United States	$48,921	$42,705
International	2,879	2,422
Total property, plant and equipment, net	$51,800	$45,127

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following presents changes to goodwill for the periods indicated:

Goodwill, net as of December 31, 2025	$372,340
Goodwill acquired	2,685
Goodwill disposed	(4,067)
Goodwill, net as of September 27, 2026	$370,958
Goodwill represents the premium paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company's business combinations. The Company acquired $2,685 of goodwill related to the HRX acquisition during the 13-week period ended March 29, 2026. Refer to Note 2, "Acquisition and Divestitures," for additional information.
The Company disposed of $4,067 of goodwill during the 39-week period ended September 27, 2026 related to the three divestitures that occurred during the period, compared to no disposals of goodwill during the 39-week period ended September 28, 2025. Refer to Note 2 "Acquisition and Divestitures," for additional information. Potential changes in the Company's costs and operating structure, the implementation of synergies, and overall performance in the automotive aftermarket industry, could negatively impact near-term cash-flow projections and could trigger a potential impairment of the Company's goodwill and / or indefinite-lived intangible assets. In addition, failure to execute the Company's strategic plans as well as increases in weighted average costs of capital could negatively impact the fair value of the reporting unit and increase the risk of future impairment charges.
On January 1, 2025, the Company entered into an agreement with Cataclean Global Limited ("Cataclean") to purchase a perpetual exclusive license in North America for developing, manufacturing, marketing, distributing, using and selling existing Cataclean products as well as future product formulations in all sales channels in North America for a total purchase price of $23,800. The Cataclean perpetual license agreement of $23,800 is included in other intangible assets, net in the condensed consolidated balance sheets. As of September 27, 2026, the Company has fully paid the Cataclean purchase price, and no amounts related to the agreement remain included in accrued liabilities in the condensed consolidated balance sheets.
Intangible assets consisted of the following:

	September 27, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$252,410	$(81,841)	$170,569
Tradenames	14,920	(7,562)	7,358
Technology	28,651	(18,277)	10,374
Total finite-lived intangible assets	$295,981	$(107,680)	$188,301

Indefinite-lived intangible assets:
Tradenames	$154,497	—	$154,497
License agreement	23,800	—	23,800
Total indefinite-lived intangible assets	$178,297	—	$178,297

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Customer relationships	$269,390	$(78,564)	$190,826
Tradenames	13,775	(7,019)	6,756
Technology	27,559	(17,291)	10,268
Total finite-lived intangible assets	$310,724	$(102,874)	$207,850

Indefinite-lived intangible assets:
Tradenames	$165,260	—	$165,260
License agreement	23,800	—	23,800
Total indefinite-lived intangible assets	$189,060	—	$189,060
The following outlines the estimated amortization expense related to finite-lived intangible assets held as of September 27, 2026:

2026 (excluding the thirty-nine weeks ended September 27, 2026)	$3,227
2027	12,908
2028	12,908
2029	12,908
2030	12,867
Thereafter	133,483
Total	$188,301
6.    ACCRUED LIABILITIES
Accrued liabilities of the Company consisted of the following:

	As of
	September 27, 2026	December 31, 2025
Accrued freight	$3,332	$3,722
Accrued employee compensation and benefits	14,515	15,638
Accrued returns, allowances, and warranties	7,588	12,488
Accrued taxes	4,840	1,649
Current portion of operating lease liabilities	6,757	5,841
Cataclean license accrual	—	3,570
Accrued other	6,209	5,408
Total accrued liabilities	$43,241	$48,316

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
7.    DEBT
Debt of the Company consisted of the following:

	As of
	September 27, 2026	December 31, 2025
First lien term loan due November 17, 2028	$501,076	$529,362
Revolving credit facility	—	—
Other	5,023	—
Financing lease	108	195
Less unamortized debt issuance costs	(5,282)	(6,908)
	500,925	522,649
Less current portion of long-term debt	(8,207)	(6,571)
	$492,718	$516,078
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
The revolving credit facility includes a letter of credit facility in the amount of $10,000, pursuant to which letters of credit may be issued as long as revolving loans may be advanced and subject to availability under the revolving credit facility. The Company had $2,509 in outstanding letters of credit on September 27, 2026.
The first lien term loan is to be repaid in quarterly payments of $1,643 through September 30, 2028 with the balance due upon maturity on November 17, 2028. The Company is required to make annual payments on the term loan in an amount equal to 50% of annual excess cash flow greater than $5,000, as defined in the Credit Agreement. This percentage requirement may decrease or be eliminated if certain leverage ratios are achieved. No excess cash flow payment is expected to be required for the remainder of 2026. Any such payments offset future mandatory quarterly payments. The Credit Agreement permits voluntary prepayments at any time, in whole or in part.
As of September 27, 2026, amounts outstanding under the credit facility accrue interest at a rate equal to either the Secured Overnight Financing Rate ("SOFR") or base rate, at the Company's election, plus a specified margin. In the case of revolving credit loans and letter of credit fees, the specified margin is based on the Company's Total Leverage Ratio, as defined in the Credit Agreement. Commitment fees payable under the revolving credit facility are based on the Company's Total Leverage Ratio. On September 27, 2026, the weighted average interest rate on the Company's borrowings under the credit facility was 7.8%. As of September 27, 2026, the Company had no borrowings outstanding on its revolving credit facility.
The Company has entered into interest rate collars in the notional amounts of $500,000 and $400,000 to hedge the Company's exposure to fluctuations in interest rates on its variable-rate debt. During the 39-week period ended September 27, 2026, the $500,000 notional collar expired. As of September 27, 2026, the Company had one interest rate collar remaining with a notional amount of $400,000. Refer to Note 9, "Derivative Instruments," for additional information.

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
In February 2023, the Company entered into an amendment to the Credit Agreement which, among other things, increased the Total Leverage Ratio applicable under the Credit Agreement to initially 7.25:1.00, and provided for modified step-down levels for such covenant thereafter through the fiscal quarter ended June 30, 2024 (the “Covenant Relief Period”). As a condition to the Covenant Relief Period, the Company also agreed to (i) a minimum liquidity test, (ii) an interest coverage test, (iii) an anti-cash hoarding test at any time revolving loans are outstanding, and (iv) additional reporting obligations. Under the amended Credit Agreement, the revolving credit facility contains a minimum liquidity financial covenant of $45,000, which includes unrestricted cash and any available borrowing capacity under the revolving credit facility. In April 2023, the Company entered into a second amendment to the Credit Agreement in which the interest rate on any outstanding borrowings under the Credit Agreement was changed from LIBOR to SOFR. In May 2023, the Company entered into a third amendment to the Credit Agreement in which certain defined terms were clarified. The Company incurred $2,106 of deferred financing fees related to these amendments. As of September 27, 2026, the required Total Leverage Ratio was 5.00:1.00.
Some of the lenders that are parties to the Credit Agreement, and their respective affiliates, have various relationships with the Company in the ordinary course of business involving the provision of financial services, including cash management, commercial banking, investment banking or other services.
On December 4, 2024, the Company entered into an amendment to its Credit Agreement that extends the revolver maturity date to November 18, 2029, which date may occur earlier if the maturity date of the existing term loan is not extended, and reduces the revolving credit facility from $125,000 to $100,000. The amendment permits our Total Leverage Ratio for the benefit of the revolving credit lenders to be tested only for fiscal quarters in which there are outstanding revolving credit loans on the last day of such fiscal quarter. On September 27, 2026, the Company was in compliance with all financial covenants.
On March 18, 2026, the Company assumed approximately $2,200 of existing third-party debt obligations related to the HRX acquisition. Additionally, pursuant to the terms of the sale and purchase agreement, the Company is obligated to make deferred purchase price payments totaling approximately $2,100. Both the assumed debt and deferred payment obligations are classified as long-term on the condensed consolidated balance sheet as of September 27, 2026. Refer to Note 2, "Acquisition and Divestitures," for additional information.
Future maturities of long-term debt, excluding finance lease obligations, and amortization of debt issuance costs of the first lien term loan as of September 27, 2026 are as follows:

	Debt	Debt Issuance Costs
2026 (excluding the thirty-nine weeks ended September 27, 2026)	$4,921	$677
2027	9,141	2,303
2028	492,037	2,302
	$506,099	$5,282
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
The Company’s Warrants, prior to expiration, were accounted for as a liability in accordance with ASC 815-40 and are presented as a warrant liability on the condensed consolidated balance sheets. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value recognized as non-operating expense. The Warrants expired on July 16, 2026, in accordance with their terms and as of September 27, 2026 the related liability was reduced to $0. As of December 31, 2025, a warrant liability with a fair value of $2,024 was reflected in the condensed consolidated balance sheets. A decrease of $444 and an increase of $3,019 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended September 27, 2026 and September 28, 2025, respectively. A decrease of $2,024 and an increase of $2,939 in the fair value of the warrant liability was reflected as change in fair value of warrant liability in the condensed consolidated statements of comprehensive income for the 39-week periods ended September 27, 2026 and September 28, 2025, respectively.
Additionally, Empower Holdings, LLC received 2,187,500 shares of Common Stock upon the Closing, which vest in two equal tranches upon achievement of certain market share price milestones during the earn-out period, as outlined in the Merger Agreement (the “Earn-Out Shares”). The first tranche of Earn-Out Shares vested during the first quarter of 2022. Upon vesting, the first tranche of 1,093,750 Earn-Out Shares were issued and a liability of $14,689, representing the fair value of the shares on the date of vesting, was reclassified from liabilities to equity. The remaining tranche of Earn-Out Shares will be forfeited if the applicable conditions are not satisfied before July 16, 2028 (seven years after the Closing Date). The unvested Earn-Out Shares are presented as an earn-out liability on the condensed consolidated balance sheet and are remeasured at fair value with changes in fair value recognized as non-operating expense. As of September 27, 2026 and December 31, 2025, an earn-out liability with a fair value of $229 and $2,045, respectively, was reflected as a long-term liability in the condensed consolidated balance sheets. A decrease of $44 and an increase of $1,126 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 13-week periods ended September 27, 2026 and September 28, 2025, respectively. A decrease of $1,816 and an increase of $722 in the fair value of the earn-out liability was reflected as change in fair value of earn-out liability in the condensed consolidated statements of comprehensive income for the 39-week period ended September 27, 2026 and September 28, 2025, respectively.
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
As of September 27, 2026, the Company recognized a derivative asset of $1,924 for the Collar in other noncurrent assets on the condensed consolidated balance sheets. The Company recorded a net change in the fair value of the Collar as a decrease of $2,524 and $972 to interest expense for the 13-week periods ended September 27, 2026 and September 28, 2025, respectively. The Company recorded a net change in the fair value of the Collar as a decrease of $5,422 and an increase of $4,271 to interest expense for 39-week period ended September 27, 2026 and September 28, 2025, respectively.
The fair value of the Collar is determined using observable market-based inputs and the impact of credit risk on the derivative’s fair value (the creditworthiness of the Company’s counterparty for assets and the creditworthiness of the Company for liabilities) (a Level 2 measurement, as described in Note 10, "Fair Value Measurements").
10.  FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurement on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measured on September 27, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate collar asset	—	1,924	—	1,924
Total fair value assets	$—	$1,924	$—	$1,924
Liabilities:
Earn-out liability	—	—	229	229
Total fair value liabilities	$—	$—	$229	$229

	Fair Value Measured on December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability (Public)	$1,369	$—	$—	$1,369
Warrant liability (Private)	—	—	655	655
Earn-out liability	—	—	2,045	2,045
Interest rate collar liability	—	3,498	—	3,498
Total fair value liabilities	$1,369	$3,498	$2,700	$7,567
The Company's liabilities for its Private and Public Warrants, earn-out liability, and derivative asset/liability for its Collar are measured at fair value on a recurring basis (see Note 8, “Common Stock Warrants and Earn-Out Liability,” and Note 9, "Derivative Instruments," for more details). The fair values of the Private Warrants and earn-out liability were determined based on significant inputs not observable in the market (Level 3). The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. The Company uses a Monte Carlo simulation model to estimate the fair value of its Private Warrants and earn-out liability. The fair value of the Collar, which is included in other noncurrent assets and liabilities depending on the fair value on the condensed consolidated balance sheets, is determined based on models that reflect the contractual terms of the derivative, yield curves, and the credit quality of the counterparties. Inputs are generally observable and do not contain a high level of subjectivity

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
(Level 2). The fair value of the Public Warrants was determined using publicly traded prices (Level 1). Changes in the fair value of the liabilities related to Warrants and the earn-out liability are recognized as non-operating expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the Collar are recognized as an adjustment to interest expense in the condensed consolidated statements of comprehensive income. Changes in the fair value of the liabilities related to Warrants, the earn-out liability, and the Collar are recognized in net cash provided by operating activities on the condensed consolidated statements of cash flows.
The fair value of Private Warrants was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

December 31, 2025
Valuation date price	$4.13
Strike price	$11.50
Remaining life (in years)	0.54
Expected dividend	$—
Risk-free interest rate	3.52%
Price threshold	$18.00
The fair value of the earn-out liability was estimated as of the measurement date using the Monte Carlo simulation model with the following assumptions:

	September 27, 2026	December 31, 2025
Valuation date price	$2.47	$4.13
Expected term (in years)	1.80	2.54
Expected volatility	68.34%	78.79%
Risk-free interest rate	4.65%	3.45%
Price hurdle	$15.00	$15.00
As of September 27, 2026 and December 31, 2025, the Company has accounts receivable, accounts payable, and accrued expenses for which the carrying value approximates fair value due to the short-term nature of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the rates used approximate the market rates currently available to the Company.
The reconciliation of changes in Level 3 liabilities during the 39-week periods ended September 27, 2026 and September 28, 2025 is as follows:

	Private Warrants	Earn-Out Liability	Total
Balance at December 31, 2024	$265	$1,148	$1,413
Losses included in earnings	1,006	722	1,728
Balance at September 28, 2025	$1,271	$1,870	$3,141

Balance at December 31, 2025	$655	$2,045	$2,700
Gains included in earnings	(655)	(1,816)	(2,471)
Balance at September 27, 2026	$—	$229	$229

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
The following table summarizes total revenue by division category during the 13-week periods and 39-week periods ended September 27, 2026 and September 28, 2025.

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
American Performance	$89,650	$88,487	$276,583	$290,077
Euro & Import	6,568	7,914	21,851	22,692
Truck & Off-Road	30,464	28,901	102,609	95,153
Safety & Racing	14,876	13,071	59,852	50,156
Net sales	$141,558	$138,373	$460,895	$458,078

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes total revenue based on geographic location from which the product is shipped:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
United States	$137,339	$135,097	$441,648	$445,002
Italy	4,219	3,276	19,247	13,076
Net sales	$141,558	$138,373	$460,895	$458,078
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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Income tax expense	$2,625	$1,269	$3,304	$5,848
Effective tax rate	25.1%	274.1%	20.7%	31.2%
For the 13-week period ended September 27, 2026, the Company's effective tax rate of 25.1% differed from the 21.0% federal statutory tax rate primarily due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, the benefit from the foreign derived intangible income (FDII) deduction, federal research and development tax credits, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. For the 13-week period ended September 28, 2025, the Company’s effective tax rate of 274.1% differed from the 21.0% federal statutory rate primarily due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. These items had a greater impact on the effective tax rate for the 13-week period ended September 28, 2025 due to the low pre-tax net income result.
For the 39-week period ended September 27, 2026, the Company's effective tax rate of 20.7% differed from the 21.0% federal statutory tax rate primarily due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, the benefit from the foreign derived intangible income (FDII) deduction, federal research and development tax credits, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. For the 39-week period ended September 28, 2025, the Company’s effective tax rate of 31.2% differed from the 21.0% federal statutory rate primarily due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share based compensation recognized during the period.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Where relevant, the Company has reflected any material items that were enacted in the consolidated financial statements for the 13-week and 39-week periods ended September 27, 2026. Key provisions that impact the Company include the restoration of 100% bonus depreciation, restoration of immediate expensing for domestic research and development costs, and reversion to an EBITDA-based limitation for business interest expense deductions under Section 163(j) of the Internal Revenue Code.
13.  EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Numerator:
Net income (loss)	$7,823	$(806)	$12,650	$12,874
Denominator:
Weighted average common shares outstanding - basic	120,329,310	119,405,911	120,143,868	119,140,257
Dilutive effect of potential common shares from RSUs	395,298	—	991,810	462,500
Dilutive effect of potential common shares from PSUs	152,685	—	208,555	208,230
Weighted average common shares outstanding - diluted	120,877,293	119,405,911	121,344,233	119,810,987
Earnings per share:
Basic	$0.07	$(0.01)	$0.11	$0.11
Diluted	$0.06	$(0.01)	$0.10	$0.11
The following outstanding shares of Common Stock equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Warrants to purchase shares of Common Stock having an exercise price greater than the average share market price are excluded from the calculation of diluted earnings per share.

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Anti-dilutive shares excluded from calculation of diluted EPS:
Warrants	2,894,501	14,633,311	10,676,897	14,633,311
Stock options	333,447	437,268	333,447	437,268
Restricted stock units	134,143	3,600,584	189,788	3,138,084
Performance stock units	2,122,804	2,697,537	2,065,312	2,489,307
Unvested earn-out shares	1,093,750	1,093,750	1,093,750	1,093,750
Total anti-dilutive shares	6,578,645	22,462,450	14,359,194	21,791,720

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
14.  EQUITY-BASED COMPENSATION PLANS
In 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan”), under which awards, including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") may be granted to employees and non-employee directors. The 2021 Plan authorized 8,850,000 shares of Common Stock to be available for award grants. On May 1, 2026, the stockholders of the Company approved an amendment to the 2021 Plan to increase the number of authorized shares of Common Stock reserved for delivery under the Plan by 5,000,000 shares of Common Stock, thereby increasing the shares of Common Stock reserved under the amended plan to 13,850,000. On May 6, 2026, the Company filed a registration statement on Form S-8 to register an additional 5,000,000 shares of Common Stock issuable under the 2021 Plan. As of September 27, 2026, 6,069,692 shares of Common Stock remained available for future issuance under the 2021 Plan.
Equity-based compensation expense included the following components:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Restricted stock units	$1,443	$1,386	$3,956	$3,362
Performance stock units	188	936	971	1,814
Stock options	—	—	—	49
All equity-based compensation expenses are recorded in selling, general and administrative costs in the condensed consolidated statements of comprehensive income.
Restricted Stock Awards
RSUs and PSUs are collectively referred to as "Restricted Stock Awards". The Compensation Committee has awarded RSUs to select employees and non-employee directors and has awarded PSUs to select employees. The RSUs vest ratably over one to four years of continued employment or board services, as applicable. The grant date fair value of a time-based award or a performance-based award without a market condition is equal to the market price of Common Stock on the grant date and is recognized over the requisite service period. The grant date fair value of a performance-based award with a market condition is determined using a Monte Carlo simulation and is recognized over the requisite service period. On September 27, 2026, there was $7,763 of unrecognized compensation cost related to unvested Restricted Stock Awards that is expected to be recognized over a remaining weighted average period of 1.7 years.
The weighted-average grant-date fair value of Restricted Stock Awards granted during the 39-week periods ended September 27, 2026 and September 28, 2025, was $3.04 and $2.89, respectively. The fair value of Restricted Stock Awards vested and converted to shares of Common Stock during the 39-week periods ended September 27, 2026 and September 28, 2025, was $6,002 and $2,444, respectively.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes Restricted Stock Awards for the 39-week period ended September 27, 2026:

	Unvested Restricted Stock Awards
	Number of RSAs	Weighted Average Grant Date Fair Value
Balance on December 31, 2025	6,385,354	$2.91
Granted	2,164,004	3.04
Vested	(2,070,096)	2.78
Forfeited	(732,807)	3.08
Balance on September 27, 2026	5,746,455	$2.98
Performance-based Restricted Stock Units
The PSUs granted under the 2021 Plan represent shares of Common Stock that are potentially issuable in the future based on a combination of performance and service requirements. On March 13, 2026 and May 1, 2026, the Company granted 379,211 and 273,532 PSUs, respectively, under the 2021 Plan to employees with grant date fair values of $3.01 and $3.10, respectively. On June 29, 2026, the Company granted 18,867 PSUs, under the 2021 Plan to employees with a grant date fair value of $2.60. The PSUs granted to employees were based on salary and include annual net sales and adjusted EBITDA growth targets with threshold and stretch goals. The awards vest ratably over three years, subject to the employee’s continuous employment through the vesting date and the level of performance achieved. The number of PSUs granted reflects the target number able to be earned under a given award. Non-vested PSU compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change. The fair value of a PSU at the grant date is equal to the market price of Common Stock on the grant date. The cost estimates for PSU grants represent initial target awards until the Company can reasonably forecast the financial performance of each PSU award grant. The actual number of shares of Common Stock to be issued at the end of each performance period will range from 0% to 150% of the initial target awards.
Stock Options
Stock option grants have an exercise price at least equal to the market value of the underlying Common Stock on the date of grant, have ten-year terms, and vest ratably over three years of continued employment. In general, vested options expire if not exercised within 90 days of termination of service. Compensation expense for stock options is recorded based on straight-line amortization of the grant date fair value over the requisite service period. As of September 27, 2026, all stock options were vested and there was no additional compensation cost to recognize.

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes stock option activity for the 39-week period ended September 27, 2026:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Options outstanding on December 31, 2025	437,268	$10.99
Forfeited	-	-
Expired	(122,801)	-
Options outstanding on September 27, 2026	314,467	$11.14	5.01
Options exercisable on September 27, 2026	314,467	$11.14	5.01
15.  SHARE REPURCHASE PROGRAM
On May 26, 2026, the Company announced that its Board of Directors authorized a share repurchase program providing for the purchase by the Company in the aggregate of up to $25.0 million of the Company's outstanding Common Stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by privately negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock prices, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may modify, suspend or terminate the repurchase plan at any time without notice. As of September 27, 2026, the Company has approximately $23.0 million remaining under the share repurchase plan.
The following table summarizes selected share repurchase program information for the periods indicated:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Shares repurchased	—	—	707,113	—
Share repurchase cost	$—	$—	$2,000	$—
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

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes operating lease assets and obligations, and provides information associated with the measurement of operating lease obligations:

	As of
	September 27, 2026	December 31, 2025
Assets:
Operating right of use assets	$38,887	$33,415
Liabilities:
Current operating lease liabilities - Accrued liabilities	6,757	5,841
Long-term operating lease liabilities - Other noncurrent liabilities	34,004	28,686
Total lease liabilities	$40,761	$34,527
Lease term and discount rate
Weighted average remaining lease term (in years)	6.1	5.6
Weighted average discount rate	6.79%	6.51%
The following summarizes the components of operating lease expense and provides supplemental cash flow information for operating leases:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Components of lease expense:
Operating lease expense	$2,931	$2,033	$6,966	$5,897
Variable lease expense	109	50	211	494
Short-term lease expense	124	182	440	470
Total lease expense	$3,164	$2,265	$7,617	$6,861
Supplemental cash flow information related to leases:
Cash paid for amounts included in measurement of operating lease liabilities	$2,278	$1,967	$6,486	$5,748
Right-of-use assets obtained in exchange for new operating lease liabilities	$140	$—	10,540	1,125
Decapitalization of right-of-use assets upon lease termination or modification	490	416	490	447

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
The following table summarizes the maturities of the Company's operating lease liabilities as of September 27, 2026:

2026 (excluding the thirty-nine weeks ended September 27, 2026)	$2,285
2027	9,255
2028	8,711
2029	7,481
2030	6,788
Thereafter	15,035
Total lease payments	49,555
Less imputed interest	(8,794)
Present value of lease liabilities	$40,761
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
A putative securities class action was filed on November 6, 2023, against the Company, Tom Tomlinson (the Company’s former Director, President, and Chief Executive Officer), and Dominic Bardos (the Company’s former Chief Financial Officer) in the United States District Court for the Western District of Kentucky (the “Complaint”) and is captioned City of Fort Lauderdale General Employees’ Retirement System v. Holley Inc., f/k/a Empower LTD., Tom Tomlinson, and Dominic Bardos, Civil Action No. 1:23-cv-148-S.
On February 26, 2024, the court appointed City of Fort Lauderdale General Employees’ Retirement System to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who purchased or otherwise acquired Holley securities between July 21, 2021 and February 6, 2023. On April 26, 2024, the lead plaintiff filed an amended complaint, adding Vinod Nimmagadda (the Company’s Executive Vice President of Corporate Development and New Ventures) as a defendant. The lead plaintiff alleges that statements made regarding the Company’s business, operations, and prospects violated Sections 10(b) and Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and seeks class certification, damages, interest, attorneys’ fees, and other relief. The Company filed a motion to dismiss on June 28, 2024. On January 7, 2025, the lead plaintiff filed a motion for leave to file a supplemented amended Complaint, which the court granted on March 20, 2025. The Company filed a motion to dismiss the supplemented amended Complaint on April 3, 2025, and on August 29, 2025, the court denied the motion to dismiss.
On April 21, 2026, the parties reached an agreement in principle to resolve the matter, and on April 22, 2026, the parties filed a joint motion to stay all case deadlines for sixty days to negotiate and prepare a settlement agreement and settlement-related papers. The Court granted the motion on April 24, 2026. To allow additional time to negotiate definitive settlement documentation, the Court subsequently granted motions to further extend all case deadlines until July 10, 2026 and July 17, 2026. The lead plaintiff filed for

HOLLEY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)
preliminary approval of the settlement on July 17, 2026. The settlement received preliminary Court approval on August 3, 2026. The approved notice was then sent to potential class members (the Company's stockholders). On October 5, 2026, the plaintiff filed a motion for final approval of the settlement. The final settlement hearing is scheduled for November 9, 2026.
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

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Beginning balance	$2,237	$2,534	$1,991	$2,332
Accrued for current year warranty claims	1,357	1,620	5,693	5,780
Settlement of warranty claims	(1,751)	(1,738)	(5,841)	(5,696)
Ending balance	$1,843	$2,416	$1,843	$2,416
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
During the 13-week periods ended September 27, 2026 and September 28, 2025, the Company made matching contributions under the savings plans totaling $665 and $607, respectively. During the 39-week periods ended September 27, 2026 and September 28, 2025, the Company made matching contributions under the savings plan totaling $2,212 and $1,698, respectively.
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
The following table presents selected financial information with respect to the Company’s single operating segment for the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025:

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net sales	$141,558	$138,373	$460,895	$458,078
Cost of goods sold	79,308	78,534	267,365	264,593
Gross profit	62,250	59,839	193,530	193,485
Selling, general, and administrative	32,850	33,466	108,679	103,119
Research and development costs	3,592	4,715	11,328	13,894
Amortization of intangible assets	3,182	3,456	10,026	10,338
Loss on sale of assets	335	—	28,559	—
Restructuring costs	2,807	1,360	4,522	2,178
Other operating (income) expense	(86)	975	(9,427)	1,232
Total operating expense	42,680	43,972	153,687	130,761
Operating income	19,570	15,867	39,843	62,724
Change in fair value of warrant liability	(444)	3,019	(2,024)	2,939
Change in fair value of earn-out liability	(44)	1,126	(1,816)	722
Interest expense, net	9,610	11,259	27,729	40,341
Total non-operating expense	9,122	15,404	23,889	44,002
Income before income taxes	10,448	463	15,954	18,722
Income tax expense	2,625	1,269	3,304	5,848
Net income (loss)	$7,823	$(806)	$12,650	$12,874

19.  SUBSEQUENT EVENTS

On October 29, 2026, the Company acquired SXTH Element, LLC ("SXTH"), a designer and supplier of performance automotive products and related accessories. The acquisition adds complementary products to Holley's Modern Truck and Off-Road portfolio.

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
Central to our business and growth strategy is a commitment to innovation. We have a history of developing innovative products, including new additions to existing product families, expansions of product lines, accessory offerings, and ventures into entirely new categories. We believe this strategic approach allows us to continually adapt to evolving consumer needs. Furthermore, strategic acquisitions have played a significant role in our evolution. These acquisitions have enabled us to expand our brand portfolio, enter new product categories and consumer segments, enhance direct-to-consumer scale and connection, increase market share in existing product categories, and realize valuable revenue and cost synergies. While we anticipate continued organic growth, we intend to continue evaluating opportunities for strategic acquisitions that align with our current business, expanding our reach within the target market.
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
Business Environment
Our business and results of operations, financial condition, and liquidity are impacted by broad economic conditions including inflation, labor shortages, disruption of the supply chain, and tariffs, as well as by geopolitical events, including military conflicts (including the conflict in Ukraine, the conflict in the Middle East, and the possible expansion of such conflicts). Our operations have been adversely impacted, and may continue to be adversely impacted, by inflationary pressures primarily related to transportation, labor and component costs. In response to the global supply chain volatility and inflationary impacts, we have attempted to minimize potential adverse impacts on our business with cost savings initiatives, price increases to customers, and by increasing inventory levels of certain products and working closely with our suppliers and customers to minimize disruptions in delivering products to customers. Our profitability has been, and may continue to be, adversely affected by constrained consumer demand and a shift in sales mix to lower-margin products, which is offset by our cost cutting and operating efficiency gains. Should the ongoing macroeconomic conditions not improve, or worsen, or if our attempts to mitigate the impact on our supply chain, operations and costs are not successful, our business, results of operations and financial condition may be adversely affected.
Impact of Tariffs and International Trade Policy on Our Operations
The United States government has increased tariffs on certain goods imported from certain countries and regions, including China, Canada, Mexico, and the European Union. In response, some foreign governments implemented retaliatory measures. These developments introduced new complexities to global supply chains. We believe Holley's business model and sourcing strategies position us to manage these challenges effectively and we continue to proactively develop and implement plans to mitigate the impact of the changing tariff landscape.
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). During the 39-week period ended September 27, 2026, we received approximately $11.1 as a refund on such tariffs, of which $1.7 was recorded as a reduction of inventory, $8.9 was recorded as other income and $0.5 was recorded as interest income. We continue to monitor and evaluate these developments in order to analyze their impact on our business and identify possible actions to minimize adverse effects. The ultimate availability, timing and amount of any other potential refunds on such tariffs, and the extent and duration of these tariffs, as well as their broader impact on macroeconomic conditions and our business, remain uncertain and will depend on a variety of factors outside of our control. Nevertheless, we remain committed to optimizing our operations, managing costs and leveraging our diversified supply chain to minimize the impact of tariffs on our results of operations and financial condition.
Known or Anticipated Trends
As part of our strategic plan, we have launched a portfolio rebalancing initiative through which we expect to exit non-core, low profit businesses while reinvesting in targeted mergers and acquisitions that align with our strategic priorities. During the 39-week period ended September 27, 2026, we sold three brands, ADS, Speartech, and Drake Brands, comprised of Drake Classic, Scott Drake, Drake Muscle Cars, Drake Automotive Group, Drake Auto Group, and Brothers Trucks brands. We continue to evaluate additional divestiture and acquisition opportunities that meet our strategic and financial criteria. See Note 2, "Acquisition and Divestitures" in the Notes to the condensed consolidated financial statements included in this Quarterly Report for more details.
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
Selling, General, and Administrative
Selling, general, and administrative costs consist of payroll and related personnel expenses, IT and office services, office rent expense and professional services. In addition, self-insurance, advertising, outgoing shipping costs, pre-production and start-up costs are also included within selling, general, and administrative costs. We have incurred additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations and other professional services.

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
Loss on Sale of Assets
Loss on sale of assets relates to the loss incurred related to the sales of ADS, Speartech, and Drake Brands which includes the brands Drake Classic, Scott Drake, Drake Muscle Cars, Drake Automotive Group, Drake Auto Group and Brothers Trucks.
Interest Expense
Interest expense consists of interest due on the indebtedness under our credit facilities. Interest is based on SOFR or the base rate, at the Company's election, plus the applicable margin rate. As of September 27, 2026, $501.1 million was outstanding under our Credit Agreement.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability reflects remeasurement gains or losses on outstanding warrant liabilities, driven primarily by changes in our stock price and related valuation inputs before the warrants expired unexercised on July 16, 2026.
Change in Fair Value of Earn-out Liability
Change in fair value of earn‑out liability reflects adjustments to contingent consideration based on revised expectations of earn‑out performance and updated valuation assumptions.

Results of Operations
13-Week Period Ended September 27, 2026 Compared With 13-Week Period Ended September 28, 2025
The table below presents Holley’s results of operations for the 13-week periods ended September 27, 2026 and September 28, 2025 (dollars in thousands):

	For the thirteen weeks ended
	September 27, 2026	September 28, 2025	Change ($)	Change (%)
Net sales	$141,558	$138,373	$3,185	2.3%
Cost of goods sold	79,308	78,534	774	1.0%
Gross profit	62,250	59,839	2,411	4.0%
Selling, general, and administrative	32,850	33,466	(616)	(1.8)%
Research and development costs	3,592	4,715	(1,123)	(23.8)%
Amortization of intangible assets	3,182	3,456	(274)	(7.9)%
Restructuring costs	2,807	1,360	1,447	106.4%
Loss on sale of assets	335	—	335	n/a
Other operating (income) expense	(86)	975	(1,061)	n/a
Operating income	19,570	15,867	3,703	23.3%
Change in fair value of warrant liability	(444)	3,019	(3,463)	n/a
Change in fair value of earn-out liability	(44)	1,126	(1,170)	n/a
Interest expense, net	9,610	11,259	(1,649)	(14.6)%
Income before income taxes	10,448	463	9,985	2,156.6%
Income tax expense	2,625	1,269	1,356	106.9%
Net income (loss)	7,823	(806)	8,629	(1,070.6)%
Foreign currency translation adjustment	$248	$382	(134)	(35.1)%
Total comprehensive income (loss)	$8,071	$(424)	$8,495	(2,003.5)%
Net Sales
Net sales for the 13-week period ended September 27, 2026 increased $3.2 million, or 2.3%, to $141.6 million, as compared to $138.4 million for the 13-week period ended September 28, 2025. The increase was primarily driven by improved price realization of approximately $5.0 million and incremental net sales from the HRX acquisition of approximately $2.4 million, partially offset by lower sales volume of approximately $4.2 million compared to the prior year period primarily the result of our portfolio rebalancing efforts.
Cost of Goods Sold
Cost of goods sold for the 13-week period ended September 27, 2026 increased $0.8 million, or 1.0%, to $79.3 million, as compared to $78.5 million for the 13-week period ended September 28, 2025. The increase in cost of goods sold in the third quarter of 2026, a period in which product sales increased 2.3%, was driven by a combination of overall inflation on input costs and the addition of the recent HRX acquisition offset by our footprint optimization strategy as a result of the portfolio rebalancing initiative.
Gross Profit and Gross Margin
Gross profit for the 13-week period ended September 27, 2026 increased $2.4 million, or 4.0%, to $62.3 million, as compared to $59.8 million for the 13-week period ended September 28, 2025. Gross margin for the 13-week period ended September 27, 2026 was 44.0% as compared to a gross margin of 43.2% for the 13-week period ended September 28, 2025. Gross profit margin increased due to increased productivity across operations and the divestitures of low margin businesses as part of the portfolio rebalancing initiative.
Selling, General and Administrative
Selling, general and administrative costs for the 13-week period ended September 27, 2026 decreased $0.6 million, or 1.8%, to $32.9 million, as compared to $33.5 million for the 13-week period ended September 28, 2025. Selling, general and administrative costs expressed as a percentage of sales decreased to 23.2% for the 13-week period ended September 27, 2026 compared to 24.2% for the 13-week period ended September 28, 2025. The decrease in selling, general and administrative costs was due to decreased legal fees, salaries and wages, and consulting fees due to our strategic initiatives as part of our portfolio rebalancing initiative partially offset by increased freight expenses and administrative costs due to our recent acquisition.
Research and Development Costs
Research and development costs for the 13-week period ended September 27, 2026 decreased to $3.6 million as compared to $4.7 million for the 13-week period ended September 28, 2025, primarily due to a decrease in salaries, consulting fees and supplies.
Amortization of Intangible Assets
Amortization of intangible assets for the 13-week period ended September 27, 2026 decreased $0.3 million to $3.2 million, as compared to $3.5 million for the 13-week period ended September 28, 2025.
Restructuring Costs
Restructuring costs for the 13-week period ended September 27, 2026 increased by $1.4 million to $2.8 million, as compared to $1.4 million for the 13-week period ended September 28, 2025, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of our portfolio rebalance initiative.
Loss on Sale of Assets
During the 13-week period ended September 27, 2026, the Company recognized a loss on the sale of assets of $0.3 million related to the sale of Drake Brands.
Operating Income
As a result of factors described above, operating income for the 13-week period ended September 27, 2026 increased $3.7 million, or 23.3%, to $19.6 million, as compared to $15.9 million for the 13-week period ended September 28, 2025.
Change in Fair Value of Warrant Liability
For the 13-week periods ended September 27, 2026 and September 28, 2025, we recognized a gain of $0.4 million and a loss of $3.0 million, respectively. The Warrants expired on July 16, 2026, in accordance with their terms. None of the Warrants were exercised.
Change in Fair Value of Earn-Out Liability
For the 13-week periods ended September 27, 2026 and September 28, 2025, we recognized a gain of $44 thousand and a loss of $1.1 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Interest Expense
Interest expense for the 13-week period ended September 27, 2026 decreased $1.6 million, or 14.6%, to $9.6 million, as compared to $11.3 million for the 13-week period ended September 28, 2025. The decrease was primarily attributable to the favorable impact of the interest rate collar, which resulted in recognized interest income of $2.5 million during the 13-week period ended September 27, 2026, compared to interest expense of $1.0 million for the 13-week period ended September 28, 2025. Additionally, the interest expense decrease resulted from a decrease in our outstanding debt balance.
Income before Income Taxes
As a result of factors described above, we recognized $10.4 million of income before income taxes and $0.5 million of income before income taxes for the 13-week periods ended September 27, 2026 and September 28, 2025, respectively.
Income Tax Expense
Income tax expense for the 13-week period ended September 27, 2026 was $2.6 million, as compared to income tax expense of $1.3 million for the 13-week period ended September 28, 2025. Our effective tax rate for the 13-week period ended September 27, 2026 was 25.1%. The difference between the effective tax rate for the 13-week period ended September 27, 2026 and the federal statutory rate in 2026 was due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, the benefit from the foreign derived intangible income (FDII) deduction, federal research and development tax credits, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. The effective tax rate for the 13-week period ended September 28, 2025 was 274.1%. The difference between the effective tax rate for the 13-week period ended September 28, 2025 and the federal statutory rate in 2025 was due to permanent differences related to changes in fair value of the warrant and earn-out liabilities recognized during the period, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. These items had a greater impact on the effective tax rate for the 13-week period ended September 28, 2025 due to the low pre-tax net income result.
Net Income (Loss) and Total Comprehensive (Loss) Income
As a result of factors described above, we recognized net income of $7.8 million and net loss of $0.8 million for the 13-week periods ended September 27, 2026 and September 28, 2025, respectively. Additionally, we recognized total comprehensive income of $8.1 million for the 13-week period ended September 27, 2026, as compared to total comprehensive loss of $0.4 million for the 13-week period ended September 28, 2025. Comprehensive income includes the effect of foreign currency translation adjustments.

Results of Operations
39-Week Period Ended September 27, 2026 Compared With 39-Week Period Ended September 28, 2025
The table below presents Holley’s results of operations for the 39-week periods ended September 27, 2026 and September 28, 2025 (dollars in thousands):

	For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	Change ($)	Change (%)
Net sales	$460,895	$458,078	$2,817	0.6%
Cost of goods sold	267,365	264,593	2,772	1.0%
Gross profit	193,530	193,485	45	—%
Selling, general, and administrative	108,679	103,119	5,560	5.4%
Research and development costs	11,328	13,894	(2,566)	(18.5)%
Amortization of intangible assets	10,026	10,338	(312)	(3.0)%
Restructuring costs	4,522	2,178	2,344	107.6%
Loss on sale of assets	28,559	—	28,559	n/a
Other operating (income) expense	(9,427)	1,232	(10,659)	(865.2)%
Operating income	39,843	62,724	(22,881)	(36.5)%
Change in fair value of warrant liability	(2,024)	2,939	(4,963)	n/a
Change in fair value of earn-out liability	(1,816)	722	(2,538)	n/a
Interest expense, net	27,729	40,341	(12,612)	(31.3)%
Income before income taxes	15,954	18,722	(2,768)	(14.8)%
Income tax expense	3,304	5,848	(2,544)	(43.5)%
Net income	12,650	12,874	(224)	(1.7)%
Foreign currency translation adjustment	$(2,577)	$1,336	(3,913)	(292.9)%
Total comprehensive income	$10,073	$14,210	$(4,137)	(29.1)%
Net Sales
Net sales for the 39-week period ended September 27, 2026 increased $2.8 million, or 0.6%, to $460.9 million, as compared to $458.1 million for the 39-week period ended September 28, 2025. Lower sales volume resulted in a decrease of approximately $20.4 million as a result of our portfolio rebalancing efforts which included the divestitures of non-core brands during the 39-week period ended September 27, 2026, offset partially by HRX acquisition net sales and improved price realization totaling approximately $23.2 million compared to the prior year period.
Cost of Goods Sold
Cost of goods sold for the 39-week period ended September 27, 2026 increased $2.8 million, or 1.0%, to $267.4 million, as compared to $264.6 million for the 39-week period ended September 28, 2025. The increase in cost of goods sold in 2026, a period in which product sales increased 0.6%, was primarily due to additional costs associated with the recent HRX acquisition and a one-time adjustment related to the prior-year capitalization of tariff costs.
Gross Profit and Gross Margin
Gross profit for the 39-week period ended September 27, 2026 remained relatively consistent at $193.5 million. Gross margin for the 39-week period ended September 27, 2026 was 42.0% as compared to a gross margin of

42.2% for the 39-week period ended September 28, 2025. Gross profit margin decreased slightly due to operating efficiencies from management actions taken throughout the year, including a reduction in lower margin businesses through the portfolio rebalancing initiative and pricing efforts which are helping to offset cost headwinds from inflationary pressures.
Selling, General and Administrative
Selling, general and administrative costs for the 39-week period ended September 27, 2026 increased $5.6 million, or 5.4%, to $108.7 million, as compared to $103.1 million for the 39-week period ended September 28, 2025. Selling, general and administrative costs expressed as a percentage of sales increased to 23.6% for the 39-week period ended September 27, 2026 compared to 22.5% for the 39-week period ended September 28, 2025. The increase in selling, general and administrative costs was mainly driven by an increase in administrative costs due to our recent acquisition as well as legal expenses related to the class action lawsuit partially offset by actions taken related to the portfolio rebalance initiative.
Research and Development Costs
Research and development costs for the 39-week period ended September 27, 2026 decreased to $11.3 million as compared to $13.9 million for the 39-week period ended September 28, 2025, primarily due to a decrease in salaries and consulting fees.
Amortization and Impairment of Intangible Assets
Amortization of intangible assets was $10.0 million for the 39-week period ended September 27, 2026 compared to $10.3 million for the 39-week period ended September 28, 2025.
Restructuring Costs
Restructuring costs for the 39-week period ended September 27, 2026 increased by $2.3 million to $4.5 million, as compared to $2.2 million for the 39-week period ended September 28, 2025, reflecting restructuring and integration activities associated with our implementation of resource allocation efforts in support of portfolio rebalancing.
Loss on Sale of Assets
During the 39-week period ended September 27, 2026, the Company recognized a loss on the sale of assets of $28.6 million related to the sales of the ADS, Speartech, and Drake Brands.
Other Operating Income
During the 39-week period ended September 27, 2026, the Company received approximately $11,057 as a refund of the IEEPA tariffs, of which $8,863 was recorded as other income.
Operating Income
As a result of factors described above, operating income for the 39-week period ended September 27, 2026 decreased $22.9 million, or 36.5%, to $39.8 million, as compared to $62.7 million for the 39-week period ended September 28, 2025.
Change in Fair Value of Warrant Liability
For the 39-week periods ended September 27, 2026 and September 28, 2025, we recognized a gain of $2.0 million and a loss of $2.9 million, respectively. The Warrants expired on July 16, 2026, in accordance with their terms. None of the Warrants were exercised.

Change in Fair Value of Earn-Out Liability
For the 39-week periods ended September 27, 2026 and September 28, 2025, we recognized a gain of $1.8 million and a loss of $0.7 million, respectively. The earn-out liability reflects the fair value of the unvested Earn-Out Shares resulting from the Business Combination.
Interest Expense
Interest expense for the 39-week period ended September 27, 2026 decreased $12.6 million, or 31.3%, to $27.7 million, as compared to $40.3 million for the 39-week period ended September 28, 2025. The decrease was primarily attributable to lower interest expense on outstanding debt due to a decrease in our debt balance as well as the favorable impact of the interest rate collar, which resulted in recognized interest income of $5.4 million and interest expense of $4.3 million related to the interest rate collar for 39-week periods ended September 27, 2026 and September 28, 2025, respectively.
Income before Income Taxes
As a result of factors described above, we recognized $16.0 million and $18.7 million of income before income taxes for the 39-week periods ended September 27, 2026 and September 28, 2025, respectively.
Income Tax Expense
Income tax expense for the 39-week period ended September 27, 2026 was $3.3 million, as compared to income tax expense of $5.8 million for the 39-week period ended September 28, 2025. Our effective tax rate for the 39-week period ended September 27, 2026 was 20.7%. The difference between the effective tax rate for the 39-week period ended September 27, 2026 and the federal statutory rate was due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, the benefit from the foreign derived intangible income (FDII) deduction, federal research and development tax credits, state taxes, and the impact of foreign taxes in higher tax rate jurisdictions. The effective tax rate for the 39-week period ended September 28, 2025 was 31.2%. The difference between the effective tax rate and the federal statutory rate in 2025 was due to permanent differences related to changes in fair value of warrant and earn-out liabilities recognized during the period, state taxes, the impact of foreign taxes in higher tax rate jurisdictions, and excess tax deficiencies from share based compensation recognized during the period.
Net Income and Total Comprehensive Income
As a result of factors described above, we recognized net income of $12.7 million and $12.9 million for the 39-week periods ended September 27, 2026 and September 28, 2025, respectively. Additionally, we recognized total comprehensive income of $10.1 million for the 39-week period ended September 27, 2026, as compared to total comprehensive income of $14.2 million for the 39-week period ended September 28, 2025. Comprehensive income includes the effect of foreign currency translation adjustments.
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
The following unaudited table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin for the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025 (dollars in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	$7,823	$(806)	$12,650	$12,874
Adjustments:
Depreciation	2,576	2,669	7,750	7,183
Amortization of intangible assets	3,182	3,456	10,026	10,338
Interest expense, net	9,610	11,259	27,729	40,341
Income tax expense	2,625	1,269	3,304	5,848
EBITDA	25,816	17,847	61,459	76,584
Change in fair value of warrant liability	(444)	3,019	(2,024)	2,939
Change in fair value of earn-out liability	(44)	1,126	(1,816)	722
Loss on sale of assets	335	—	28,559	—
Equity-based compensation expense	1,631	2,322	4,927	5,225
Restructuring costs	2,807	1,360	4,522	2,178
Notable items	(589)	457	4,300	1,941
Other operating (income) expense	(86)	975	(9,427)	1,232
Adjusted EBITDA	$29,426	$27,106	$90,500	$90,821
Net sales	$141,558	$138,373	$460,895	$458,078
Net income (loss) margin	5.5%	(0.6%)	2.7%	2.8%
Adjusted EBITDA Margin	20.8%	19.6%	19.6%	19.8%
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
The following unaudited tables present the reconciliation of net income and net income per diluted share, the most directly comparable GAAP measures, to Adjusted Net Income and Adjusted Diluted EPS for the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025 (dollars in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	$7,823	$(806)	$12,650	$12,874
Special items:
Adjust for: Change in fair value of warrant liability	(444)	3,019	(2,024)	2,939
Adjust for: Change in fair value of earn-out liability	(44)	1,126	(1,816)	722
Adjust for: Loss on sale of assets	335	—	28,559	—
Adjusted Net Income	$7,670	$3,339	$37,369	$16,535

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss) per diluted share	$0.06	$(0.01)	$0.10	$0.11
Special items:
Adjust for: Change in fair value of warrant liability	—	0.03	(0.02)	0.02
Adjust for: Change in fair value of earn-out liability	—	0.01	(0.01)	0.01
Adjust for: Loss on sales of assets	—	—	0.24	—
Adjusted Diluted EPS	$0.06	$0.03	$0.31	$0.14

Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less cash payments for capital expenditures, plus proceeds from disposals of property and equipment. Free Cash Flow excludes proceeds from business divestitures. Management believes providing Free Cash Flow is useful for investors to understand our performance and results of cash generation after making capital investments required to support ongoing business operations.

The following unaudited table presents the reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025 (dollars in thousands):

	For the thirteen weeks ended		For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net cash provided by operating activities	$14,088	$7,430	$58,342	$40,067
Capital expenditures	(5,294)	(2,145)	(14,934)	(9,953)
Proceeds from the disposal of fixed assets	4	205	4	205
Free Cash Flow	$8,798	$5,490	$43,412	$30,319
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
On September 27, 2026, the Company had cash of $49.9 million and availability of $97.5 million under its $100.0 million senior secured revolving credit facility. As of September 27, 2026, the Company had $2.5 million in letters of credit outstanding under the revolving credit facility.
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
The Company is obligated under various operating leases for facilities, equipment and automobiles with estimated lease payments of approximately $2.3 million, including short term leases, due during the remainder of fiscal year 2026. See Note 16, "Lease Commitments" in the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Company’s lease obligations.
See Note 7, "Debt" in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail of our credit facility and the timing of principal maturities. As of September 27, 2026, based on the then current weighted average interest rate of 7.8%, expected interest payments associated with outstanding debt totaled approximately $10.3 million for the remainder of fiscal year 2026.
See Note 15, "Share Repurchase Program" in the Notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail of our share repurchase program. As of September 27, 2026, we had approximately $23.0 million remaining under the share repurchase program. The share repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time.
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

Cash Flows
The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented (dollars in thousands):
39-week period ended September 27, 2026 Compared With 39-week period ended September 28, 2025

	For the thirty-nine weeks ended
	September 27, 2026	September 28, 2025
Cash flows provided by operating activities	$58,342	$40,067
Cash flows used in investing activities	(11,319)	(26,408)
Cash flows used in financing activities	(33,632)	(19,475)
Effect of foreign currency rate fluctuations on cash	(733)	452
Net change in cash and cash equivalents	$12,658	$(5,364)
Operating Activities. Net cash provided by operating activities for the 39-week period ended September 27, 2026 was $58.3 million compared to net cash provided by operating activities of $40.1 million for the 39-week period ended September 28, 2025. Cash provided by operating activities included, but not limited to, positive fluctuations from accounts receivable, inventory and accrued and other liabilities of $19.1 million, $13.5 million, and $1.8 million, respectively. Partially offsetting the increase were negative fluctuations in prepaids and other assets, accounts payable and accrued interest of $3.5 million, $21.9 million and $0.7 million, respectively.
Investing Activities. Net cash used in investing activities for the 39-week periods ended September 27, 2026 and September 28, 2025 was $11.3 million and $26.4 million, respectively, primarily due to the cash payments related to the HRX acquisition in March 2026, the acquisition of the perpetual license agreement with Cataclean in January 2025, and other capital expenditures.
Financing Activities. Net cash used in financing activities for the 39-week period ended September 27, 2026 was $33.6 million, which primarily reflects $28.3 million of principal payments on long-term debt, $3.1 million of stock-based award activities and $2.0 million of treasury stock purchases. Cash used in financing activities for the 39-week period ended September 28, 2025 was $19.5 million, which primarily reflects prepayments of principal of $18.6 million on the first lien term loan.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. Holley is exposed to market risk in the normal course of business due to the Company’s ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Holley has established policies and procedures governing the Company’s management of market risks and the use of financial instruments to manage exposure to such risks. When appropriate, the Company uses derivative financial instruments to mitigate the risk from its interest rate exposure. The Company's interest rate collars are intended to mitigate some of the effects of increases in interest rates. As of September 27, 2026, a total of $501.1 million of term loans were subject to variable interest rates, with a weighted average borrowing rate of 7.8%. A hypothetical 100 basis point increase in interest rates would result in an approximately $1.0 million increase in annual interest expense, while a hypothetical 100 basis point decrease in interest rates would result in an approximately $5.0 million decrease to Holley’s annual interest expense.
Credit and other Risks. Holley is exposed to credit risk associated with cash and cash equivalents and trade receivables. As of September 27, 2026, the majority of the Company’s cash and cash equivalents consisted of cash balances in an overnight sweep account where funds are transferred to an interest-bearing deposit account that is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures financial institution deposits up to $250 thousand. Holley maintains deposits in certain accounts which exceed the insurance coverage provided on such deposits. The Company does not believe that its cash equivalents present significant credit risks because the counterparties to the instruments consist of major financial institutions. Substantially all trade receivable balances of the business are unsecured. The credit risk with respect to trade receivables is concentrated by the number of significant customers that the Company has in its customer base and a prolonged economic downturn could increase exposure to credit risk on the Company’s trade receivables. To manage exposure to such risks, Holley performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses.
Exchange Rate Sensitivity. As of September 27, 2026, the Company is exposed to changes in foreign currency exchange rates. While historically this exposure to changes in foreign currency exchange rates has not had a material effect on the Company’s financial condition or results of operations, foreign currency fluctuations could have a material adverse effect on business and results of operations in the future. Historically, Holley’s primary exposure has been related to transactions denominated in the Euro and Canadian dollars. The majority of the Company’s sales, both domestically and internationally, are denominated in U.S. Dollars. Historically, the majority of the Company’s expenses have also been in U.S. Dollars, and we have been somewhat insulated from currency fluctuations. However, Holley may be exposed to greater exchange rate sensitivity in the future. Currently, the Company does not hedge foreign currency exposure; however, the Company may consider strategies to mitigate foreign currency exposure in the future if deemed necessary.
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
Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 27, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended September 27, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no shares of Common Stock repurchased by the Company during the 13-week period ended September 27, 2026.
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
As of September 27, 2026, the Company has approximately $23.0 million remaining under the share repurchase plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Plans
During the fiscal quarter ended September 27, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

November 5, 2026